Form 10QSB
period 2006-01-31
Atlin Mineral Exploration Corp.
filed 2006-04-04
CIK 1348610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number 000-51841

ATLIN MINERAL EXPLORATION CORP.

(Name of small business issuer in its charter)

NEVADA (State of incorporation or organization)	00-0000000 (IRS Identification No.)

1005-289 Drake Street
Vancouver, British Columbia
Canada, V6B 5Z5
(Address of principal executive offices)

(604) 732-1304
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    X    No

6,627,500 shares of issuer’s common stock, $0.001 par value, were outstanding at April 3, 2006. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)

January 31, 2006

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	January 31, 2006 $	October 31, 2005 $
ASSETS
Current Assets
Cash	45,166	53,550
Total Assets	45,166	53,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	−	4,800
Due to related party (Note 3(b))	725	725
Total Liabilities	725	5,525
Contingencies and Commitments (Note 1)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 6,627,500 shares issued and outstanding	6,628	6,628
Additional Paid-In Capital	50,872	50,872
Donated Capital (Note 3)	3,000	750
Deficit Accumulated During the Exploration Stage	(16,059)	(10,225)
Total Stockholders’ Equity	44,441	48,025
Total Liabilities and Stockholders’ Equity	45,166	53,550

(The accompanying notes are an integral part of the financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from September 21, 2005 (Date of Inception) to January 31, 2006 $	Three Months Ended January 31, 2006 $	For the period September 21, 2005 (Date of Inception) to October 31, 2005 $
Revenue	−	−	−

Expenses
Donated rent (Note 3)	1,000	750	250
Donated services (Note 3)	2,000	1,500	500
General and administrative	858	133	725
Professional fees	7,250	2,450	4,800
Mineral property costs	4,951	1,001	3,950
Total Expenses	16,059	5,834	10,225
Net Loss	(16,059)	(5,834)	(10,225)

Net Loss Per Share – Basic and Diluted		−	−

Weighted Average Shares Outstanding		6,627,000	3,920,000

(The accompanying notes are an integral part of the financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended January 31, 2006 $	For the period September 21, 2005 (Date of Inception) to October 31, 2005 $
Operating Activities
Net loss	(5,834)	(10,225)
Adjustments to reconcile net loss to cash
Donated rent	750	250
Donated services	1,500	500
Mineral property costs	−	3,950
Change in operating assets and liabilities
Accrued liabilities	(4,800)	4,800
Due to related party	−	725
Net Cash Used In Operating Activities	(8,384)	−
Financing Activities
Proceeds from issuance of common stock	−	53,550
Net Cash Flows Provided By Financing Activities	−	53,550
(Decrease) Increase in Cash	(8,384)	53,550
Cash - Beginning of Period	53,550	−
Cash - End of Period	45,166	53,550
Non-cash Financing and Investing Activities
Issue of common stock for mineral property	−	3,950

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The accompanying notes are an integral part of the financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2006
(Expressed in U.S. Dollars
(Unaudited)

  Exploration Stage Company

  The Company was incorporated in the State of Nevada on September 21, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2006, the Company has never generated any revenues and has accumulated losses of $16,059 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on March 14, 2006 to register 2,677,500 shares of common stock for resale by existing shareholders of the Company at $0.02 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

  Summary of Significant Accounting Policies

  Basis of Presentation

  These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is October 31.

  Use of Estimates

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Basic and Diluted Net Income (Loss) Per Share

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2006
(Expressed in U.S. Dollars
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

  Mineral Property Costs

  The Company has been in the exploration stage since its formation on September 21, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

  Long-Lived Assets

  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

  Financial Instruments

  Financial instruments, which include cash and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

  Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  Foreign Currency Translation

  The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

  Recent Accounting Pronouncements

  In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2006
(Expressed in U.S. Dollars
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements (continued)

  In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

  In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

  Related Party Balances/Transactions

  During the three month period ended January 31, 2006, the Company recognized a total of $750 for donated rent, and $1,500 for donated services for office space and services provided by the President of the Company.

  During the period ended October 31, 2005, the Company incurred $725 of incorporation and legal costs that were paid directly by the President.

  During the period ended October 31, 2005, the Company entered into a mineral property agreement and a trust agreement with the President of the Company. Refer to Note 4 and Note 5.

  Mineral Properties

  The Company entered into an Agreement dated September 22, 2005 with the President of the Company to acquire a 100% interest in sixteen mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for the issuance of 3,950,000 shares of common stock. The claims are registered in the name of the President, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claims such as the bankruptcy or death of the President.

  Subsequent Event

  On March 2, 2006 the Company re-staked the sixteen mineral claims into two larger claims and renewed the trust agreement with the President.

Item 2. Management's Discussion and Analysis.

Re-stake of Mineral Claims

On March 2, 2006 we abandoned and re-staked the claim area under two new mineral claims during a late night online staking session and the trust agreement was renewed. The reason that we performed this action was that our exploration consultant appeared to incorrectly file our exploration expenses with the Ministry of Energy and Mines in the Province of British Columbia for the exploration that was conducted on our claims in May 2005. By performing the abandon and re stake of the claims we extended the “good to” date of the claim area to March 2, 2007. The cost to abandon and re stake the claims was CDN $295. The new tenure numbers of our mineral claims are 529220 and 529221.

SB-2 Registration Statement

We filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on March 14, 2006 to register 2,677,500 shares of common stock for resale by existing shareholders of our Company at $0.02 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. Our Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Plan of Operation

Exploration Plan

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mineral claims. We do not have enough funds to complete our Phase Three program which we would plan to start in the summer of 2008 if the results of our Phase One and Phase Two exploration programs are encouraging. The following is a brief summary of our three phase exploration program:

  As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program starting as early as May 1, 2006. This Phase One exploration program is expected to cost approximately CDN$12,466. A two-person field crew will helicopter onto our claims and will stay for a period of fourteen days. During this period the crew will generally survey the claims seeking any outcroppings and locating streams. An outcropping is a part of a rock formation that appears above the surface of the surrounding land. The crew will use global positioning equipment and take twenty rock samples, twenty stream sediment samples, and twenty stream sediment panned concentrate samples. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by helicopter.

  The samples obtained during the Phase One exploration program will be analyzed at a laboratory and we will review the results of the Phase One exploration program in the winter of 2006. We will engage our consulting geologist to interpret the results of Phase One. If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a Phase Two program.

  If the Phase Two program were to proceed, our consulting geologist has indicated that we should budget approximately CDN$13,915 for our Phase Two program. If we proceed with a Phase Two program we would do so in June 2007. A prospector and geologist will helicopter onto our claims and will stay for a period of ten days. During this period the crew will use global positioning equipment and will obtain fifty samples from locations that would be determined during the Phase One review. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by helicopter.

  In the case that the Phase Two exploration program takes place, we will review its results in winter 2007. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program is expected to cost at least CDN$20,000. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we go ahead with the Phase Three exploration plan it would commence in June 2008.

As at January 31, 2006, we had a cash balance of $45,166. If the results of the Phase One and Phase Two exploration programs are encouraging, we will have to raise additional funds starting in January 2008 so that Phase Three exploration could commence in June 2008.

During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Three exploration program. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claims to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

  our ability to raise additional funding;

  the market price for gold;

  the results of our proposed exploration programs on the mineral property; and

  our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Transportation Purchase Plan

The transportation costs of Phase One is comprised of helicopter service from Atlin to the our mineral claims. For Phase One CDN$2,000 to allow for two hours of helicopter trips from Atlin to our mineral claims.

Equipment Purchase Plan

We will purchase camp equipment and prospecting supplies for the Phase One exploration program. The expected cost of the camp equipment such as tents, stove, and other typical camping equipment will be CDN$300.

Consumable Purchase Plan

We will purchase consumables including groceries and propane to provide for 2 persons for 14 days for the Phase One exploration program. The expected cost of these consumables will be CDN$1,400.

Employee Hiring (Labor) Plan

We will not hire any employees. We will use two consulting prospectors to perform our Phase One exploration program. The expected cost of the each prospector is CDN$200 per day. We are budgeting to pay each prospector for 14 days to conduct the Phase One exploration program. The expected cost of labor for Phase One and will be CDN$5,600.

Sample Analysis Plan

We plan to allow for the analysis for up to 60 samples. The estimated cost of each sample is CDN$25.67 per sample. The expected cost for sample analysis will be CDN $1,540 for the Phase One exploration program.

Phase One Exploration Cost Review

The costs described which include transportation, equipment, consumables, labor, and sample analysis make up the entire cost of our Phase One exploration program. All the costs described above are estimated so we will provide a 15% contingency allowance for unanticipated and wrongly estimated costs. The table below summarizes the cost estimate for the Phase One exploration program.

Phase One Exploration Items	Cost Estimate CDN$
Transportation	2,000
Equipment	300
Consumables	1,400
Labor	5,600
Sample Analysis	1,540
Contingency at 15%	1,626
Phase One Total	12,466

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $1,000 to prepare our quarterly financial statements and approximately $1,250 to prepare our annual financial statements. Our independent auditor is expected to charge us approximately $1,250 to review our quarterly financial statements and approximately $4,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $12,000 to pay for our accounting and audit requirements.

Legal Expense Plan

We expect to incur filing costs of approximately $1,000 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $4,000 for legal costs to pay for three quarterly filings and one annual filing.

Risks and Uncertainties

An investment on our common stock involves a number of very significant risks. Prospective investors should refer to all our risk factors disclosed in our prospectus filed pursuant to Rule 424(b)(4) on March 15, 2006.

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term. The primary risk that we face over the long term is that our mineral claims may not contain a commercially viable mineral deposit. If our mineral claims do not contain a commercially viable deposit this will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals.

There are a number of industry-wide risk factors that may effect our business. The most significant industry-wide risk factor is that mineral exploration is an inherently risky business. Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine. In order for us to commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue.

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors. For example, if the price of a mineral were to dramatically decline this could make any ore we have on our mineral claims be uneconomical to mine. We and other companies in our business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

Additionally, because our claims are in a remote region of Canada and in an area of inclement weather we face risks and uncertainties relating to the operation of our exploration program. This presents both a short and long term risk to us in that poor weather could delay our exploration program and prevent us from exploring our mineral claims as planned. This is a risk shared by many exploration companies in our business. We have the ability to monitor weather predictions and can preserve capital by not sending exploration crews out in poor weather conditions. However, such weather delays could cause us to not be able to explore our claims and not be able to file valid exploration work with the Province of British Columbia. Failure to file valid exploration work would mean we would have to pay the Province of British Columbia in lieu of exploration in order to keep title to the claims. Payments in lieu of exploration are generally not an efficient use of funds since it does not advance the understanding of a potential mineral deposit. However, these payments are sometimes required in our business.

Finally, we face a risk of not being able to finance our exploration plans. With each unsuccessful attempt at locating a commercially viable mineral deposit we become more and more unattractive in the eyes of investors. For the short term this is less of an issue because we have enough funds to complete the first two phases of our exploration program. However, over the long term this can become a serious issue that is difficult to overcome. Without adequate financing we cannot operate exploration programs. However, this risk is faced by all exploration companies and it is not unique to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would effect our liquidity, capital resources, market risk support and credit risk support or other benefits..

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Controls and Procedures.

  Evaluation of Disclosure of Controls and Procedures.

  Our Principal Executive Officer and Principal Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, our Principal Executive Officer and Principal Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Controls

  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ATLIN MINERAL EXPLORATION CORP.
(Registrant)

Date: April 3, 2006

By: /s/ Nadwynn Sing

Nadwynn Sing
Principal Executive Officer
Principal Financial Officer and Director

EXHIBIT 31.1
CERTIFICATION

I, Nadwynn Sing, certify that:

  I have reviewed this Quarterly Report on Form 10-QSB of Atlin Mineral Exploration Corp.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this quarterly report is being prepared;

  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's second fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

By: /s/ Nadwynn Sing

Nadwynn Sing
Principal Executive Officer and Principal Financial Officer

Date: April 3, 2006

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Atlin Mineral Exploration Corp. (the “Company”) on Form 10-QSB for the period ending January 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Nadwynn Sing

Nadwynn Sing
Principal Executive Officer and Principal Financial Officer

Date: April 3, 2006