Form 10QSB
period 2006-04-30
Atlin Mineral Exploration Corp.
filed 2006-06-07
CIK 1348610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

6,627,500 shares of issuer’s common stock, $0.001 par value, were outstanding at June 5, 2006. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)

April 30, 2006

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	April 30, 2006 $	October 31, 2005 $
ASSETS
Current Assets
Cash	35,711	53,550
Total Assets	35,711	53,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,922	−
Accrued liabilities	−	4,800
Due to related party (Note 3(b))	−	725
Total Liabilities	1,922	5,525
Contingencies and Commitments (Note 1)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 6,627,500 shares issued and outstanding	6,628	6,628
Additional Paid-In Capital	50,872	50,872
Donated Capital (Note 3)	5,250	750
Deficit Accumulated During the Exploration Stage	(28,961)	(10,225)
Total Stockholders’ Equity	33,789	48,025
Total Liabilities and Stockholders’ Equity	35,711	53,550

(The accompanying notes are an integral part of the financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from September 21, 2005 (Date of Inception) to April 30, 2006 $	Three Months Ended April 30, 2006 $	Six Months Ended April 30, 2006 $	For the period September 21, 2005 (Date of Inception) to October 31, 2005 $
Revenue	−	−	−	−

Expenses
Donated rent (Note 3)	1,250	750	1,500	250
Donated services (Note 3)	3,500	1,500	3,000	500
General and administrative	6,260	5,402	5,535	725
Professional fees	12,500	5,250	7,700	4,800
Mineral property costs	4,951	−	1,001	3,950
Total Expenses	28,961	12,902	18,736	10,225
Net Loss	(28,961)	(12,902)	(18,736)	(10,225)
Net Loss Per Share – Basic and Diluted		−	−	−
Weighted Average Shares Outstanding		6,627,000	6,627,000	3,920,000

(The accompanying notes are an integral part of the financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six Months Ended April 30, 2006 $	For the period September 21, 2005 (Date of Inception) to October 31, 2005 $
Operating Activities
Net loss	(18,736)	(10,225)
Adjustments to reconcile net loss to cash used in operating activites
Donated rent	1,500	250
Donated services	3,000	500
Mineral property costs	−	3,950
Change in operating assets and liabilities
Accounts payable	1,922	−
Accrued liabilities	(4,800)	4,800
Due to related party	(725)	725
Net Cash Used In Operating Activities	(17,839)	−
Financing Activities
Proceeds from issuance of common stock	−	53,550
Net Cash Flows Provided By Financing Activities	−	53,550
(Decrease) Increase in Cash	(17,839)	53,550
Cash - Beginning of Period	53,550	−
Cash - End of Period	35,711	53,550
Non-cash Financing and Investing Activities
Issue of common stock for mineral property	−	3,950

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The accompanying notes are an integral part of the financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2006
(Expressed in US Dollars)
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2006, the Company has never generated any revenues and has accumulated losses of $28,961 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2006
(Expressed in US Dollars)
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

  Financial Instruments

Financial instruments, which include cash and accounts payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

  Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

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

The FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position.

  Interim Financial Statements

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

  Related Party Balances/Transactions

  During the six month period ended April 30, 2006, the Company recognized a total of $1,500 for donated rent and $3,000 for donated services for office space and services provided by the President of the Company.

  During the period ended October 31, 2005, the Company incurred $725 of incorporation and legal costs that were paid directly by the President. This amount was repaid during the six month period ended April 30, 2006.

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

  As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program starting as early as July 1, 2006. This Phase One exploration program is expected to cost approximately CDN$12,466. A two-person field crew will helicopter onto our claims and will stay for a period of fourteen days. During this period the crew will generally survey the claims seeking any outcroppings and locating streams. An outcropping is a part of a rock formation that appears above the surface of the surrounding land. The crew will use global positioning equipment and take twenty rock samples, twenty stream sediment samples, and twenty stream sediment panned concentrate samples. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by helicopter.

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

As at April 30, 2006, we had a cash balance of $35,711. If the results of the Phase One and Phase Two exploration programs are encouraging, we will have to raise additional funds starting in January 2008 so that Phase Three exploration could commence in June 2008.

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

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $1,250 to prepare our quarterly financial statements and approximately $1,750 to prepare our annual financial statements. Our independent auditor is expected to charge us approximately $1,250 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $14,250 to pay for our accounting and audit requirements.

Legal Expense Plan

We expect to incur filing costs of approximately $1,250 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $5,000 for legal costs to pay for three quarterly filings and one annual filing.

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

Date: June 5, 2006

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

Date: June 5, 2006

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Atlin Mineral Exploration Corp. (the “Company”) on Form 10-QSB for the period ending April 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Nadwynn Sing

Nadwynn Sing
Principal Executive Officer and Principal Financial Officer

Date: June 5, 2006