Form 10QSB
period 2006-07-31
Atlin Mineral Exploration Corp.
filed 2006-09-05
CIK 1348610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

6,627,500 shares of issuer’s common stock, $0.001 par value, were outstanding at August 30, 2006. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)

July 31, 2006

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	July 31, 2006 $	October 31, 2005 $
ASSETS
Current Assets
Cash	30,698	53,550
Total Assets	30,698	53,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,350	−
Accrued liabilities	−	4,800
Due to related party (Note 3(b))	−	725
Total Liabilities	1,350	5,525
Contingencies and Commitments (Note 1)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 6,627,500 shares issued and outstanding	6,628	6,628
Additional Paid-In Capital	50,872	50,872
Donated Capital (Note 3)	7,500	750
Deficit Accumulated During the Exploration Stage	(35,652)	(10,225)
Total Stockholders’ Equity	30,698	48,025
Total Liabilities and Stockholders’ Equity	30,698	53,550

(The accompanying notes are an integral part of these financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from September 21, 2005 (Date of Inception) to July 31, 2006 $	Three Months Ended July 31, 2006 $	Nine Months Ended July 31, 2006 $	For the period September 21, 2005 (Date of Inception) to October 31, 2005 $
Revenue	−	−	−	−

Expenses
Donated rent (Note 3)	2,500	750	2,250	250
Donated services (Note 3)	5,000	1,500	4,500	500
General and administrative	8,551	2,292	7,826	725
Professional fees	14,650	2,150	9,850	4,800
Mineral property costs	4,951	−	1,001	3,950
Total Expenses	35,652	6,692	25,427	10,225
Net Loss	(35,652)	(6,692)	(25,427)	(10,225)
Net Loss Per Share – Basic and Diluted		−	−	−
Weighted Average Shares Outstanding		6,627,000	6,627,000	3,920,000

(The accompanying notes are an integral part of these financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine Months Ended July 31, 2006 $	For the period September 21, 2005 (Date of Inception) to October 31, 2005 $
Operating Activities
Net loss	(25,427)	(10,225)
Adjustments to reconcile net loss to cash
Donated rent	2,250	250
Donated services	4,500	500
Mineral property costs	−	3,950
Change in operating assets and liabilities
Accounts payable	1,350	−
Accrued liabilities	(4,800)	4,800
Due to related party	(725)	725
Net Cash Used In Operating Activities	(22,852)	−
Financing Activities
Proceeds from issuance of common stock	−	53,550
Net Cash Flows Provided By Financing Activities	−	53,550
(Decrease) Increase in Cash	(22,852)	53,550
Cash - Beginning of Period	53,550	−
Cash - End of Period	30,698	53,550
Non-cash Financing and Investing Activities
Issue of common stock for mineral property	−	3,950
Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The accompanying notes are an integral part of these financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. Dollars)
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

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2006, the Company has never generated any revenues and has accumulated losses of $35,652 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. Dollars)
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

  Financial Instruments

  Financial instruments, which include cash, accounts payable and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Interim Financial Statements

  These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

  The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

  Related Party Balances/Transactions

  During the nine month period ended July 31, 2006, the Company recognized a total of $2,250 (2005 - $250) for donated rent and $4,500 (2005 - $500) for donated services for office space and services provided by the President of the Company.

  During the period ended October 31, 2005, the Company incurred $725 of incorporation and legal costs that were paid directly by the President. This amount was repaid during the nine month period ended April 30, 2006.

  During the period ended October 31, 2005, the Company entered into a mineral property agreement and a trust agreement with the President of the Company. Refer to Note 4.

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

Item 2. Management's Discussion and Analysis.

Plan of Operation

About Our Claims and Our Company

Our mineral claims in Atlin, British Columbia, Canada are in good standing until March 2, 2007 and have been assigned tenure numbers 529220 and 529221 by the Province of British Columbia (the “Province”). Both claims are identical in size and cover a combined area of 488 hectares (approximately 1,200 acres). In order to keep the claims in good standing, we must perform and record exploration work of approximately $1,000 by March 2, 2007 or pay the equivalent amount to the Province in lieu of performing the exploration work.

Our initial plan as filed in our SB-2 registration statement on January 24, 2006, called for performing exploration work on the mineral claims valued at approximately $11,000. This amount will easily exceed the $1,000 that is required by the Province. However, the Province has precise rules regarding the format of the exploration report. Our previous report to the Province submitted in 2005 was not properly formatted by our prospector and the Province notified us that they would reject our exploration work in March of 2006. We elected to abandon and re-stake the claims in order to extend the good standing date of the claims as this was a solution recommended to us by our prospector. However, by using this abandon and re-stake technique we did risk losing title to our claims and it is not a technique that we desire to use in the future.

Our common stock is quoted on the OTC Bulletin Board under the symbol AMXC.

Exploration Plan

Our original exploration plan called for exploration to start on May 1, 2006, and in June 2006 we decided to delay the start of exploration to July 1, 2006. However, due to competitive exploration conditions in Atlin we have had difficulty locating an available prospecting team and exploration has not started as of August 30, 2006. We will continue to seek a qualified prospecting team until October 1, 2006. By October 15, 2006 we anticipate weather conditions will not support further exploration until May 1, 2007. Since this May 1, 2007, date is after our good standing date of March 2, 2007, we may need to pay the Province approximately $1,000 in lieu of work. Additionally, this would delay our Phase One exploration plan (“Phase One”) until 2007.

If we are able to locate an available prospecting team during the current 2006 exploration season, a two-person field crew will helicopter onto our claims and will stay for a period of fourteen days. During this period the crew will generally survey the claims seeking any outcroppings and locating streams. The crew will use global positioning equipment and take approximately twenty rock samples, twenty stream sediment samples, and twenty stream sediment panned concentrate samples. All samples will be bagged and tagged for location, date and time for later analysis. After the fourteen day period is over the crew will return to Atlin by helicopter.

If Phase One occurs during 2006, the samples obtained during this phase will be analyzed at a laboratory and we will review the results in the winter of 2006. We will engage our consulting geologist to interpret the results of Phase One. If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a second phase of exploration.

If the Phase Two exploration plan (“Phase Two”) were to proceed, our consulting geologist has indicated that we should budget approximately $12,400 for Phase Two and it would be conducted in the 2007 exploration season. A prospector and geologist will helicopter onto our claims and will stay for a period of ten days. During this period the crew will use global positioning equipment and will obtain fifty samples from locations that would be determined in Phase One. All samples will be bagged and tagged for location, date and time for later analysis. After this ten day period is over the crew will return to Atlin by helicopter.

If Phase Two takes place, we will review its results in winter 2007. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program (“Phase Three”). Phase Three is expected to cost at least $18,000. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. Phase Three would commence in June 2008 if Phase Two is successful.

Financial Status

As at July 31, 2006, we had a cash balance of $30,698. Our original budget was anticipated to cover Phase One and Phase Two. We have sufficient funds to complete Phase One. However, it has become apparent that we do not currently have sufficient funds to complete Phase Two. Our original estimates were incorrect because we have had delays starting Phase One and ongoing legal and accounting costs have reduced our cash position. Additionally, we have suffered some Canadian dollar purchasing power because of the decline of the United States dollar. If the results of Phase One are encouraging, we will have to raise additional funds starting in April 2007, so that Phase Two could commence during the 2007 exploration season.

We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase Two or Phase Three. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete Phase Three. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claims to the joint venture partner.

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

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program, and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

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

Risks and Uncertainties

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following known material risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

The primary risk that we face over the long term is that our mineral claims may not contain a commercially viable mineral deposit. If our mineral claims do not contain a commercially viable deposit this will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals.

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the first phase of exploration on our mineral claims. However, we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We have not made arrangements to secure any additional financing.

If we fail to make required payments or expenditures, we could lose title to the mineral claims.

The mineral claims have an expiry date of March 2, 2007, and in order to maintain the tenures in good standing it will be necessary for us to coordinate an agent to perform and record valid exploration work with value of CDN $4 per hectare in anniversary years 1, 2, and 3, and CDN $8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the claims.

Because we have only recently commenced business operations, we face a high risk of business failure.

We have not begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. We were incorporated on September 21, 2005 and to date have been involved primarily in organizational activities, acquiring our mineral claims and obtaining financing. We have not earned any revenues and we have never achieved profitability. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future causing us to run out of funds.

We have never earned any revenue and we have never been profitable. Prior to completing exploration on our mineral claims, we may incur increased operating expenses without realizing any revenues from our claims, this could cause us to run out of funds and cause our business to fail.

If we do not find a joint venture partner for the continued development of our mineral claims, we may not be able to advance exploration work.

If the results of Phase One and Phase Two are successful, we may try to enter a joint venture agreement with a partner for the further exploration and possible production on our mineral claims. We would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, our business may fail.

Because a professional geologist has not been on our claims, we may find that the claims cannot host a viable mineral deposit.

To our knowledge a professional geologist has not been on our claims. Our consulting geologist has prepared our geological report based on published information about the geology of the area and on our claims. A site visit to our claims by a professional geologist could reveal that our mineral claims cannot host a viable mineral deposit.

Because our management has no experience in the mineral exploration business, we may be prone to errors and this could cause our business to fail.

Our President has no previous experience operating an exploration or a mining company and because of this lack of experience he may be prone to errors. Our management lacks the technical training and experience with exploring for, starting, or operating a mine. With no direct training or experience in these areas our management may not be fully aware of the many specific requirements related to working in this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in this industry.

Because our sole director and officer owns the majority of our company's common stock, he has the ability to override the interests of the other stockholders.

Our President owns 60% of our outstanding common stock and serves as our sole director. Investors may find the corporate decisions influenced by our President are inconsistent with the interests of other stockholders.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially viable mineral deposits will be found.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. We can provide investors with no assurance that our mineral claims contain commercially viable mineral deposits. The exploration program that we will conduct on our claims may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration often result in unsuccessful exploration efforts. In such a case, our business may fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets resulting in the loss of your entire investment in this offering.

Because access to our mineral claims is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to our mineral claims is restricted to the period between May 1 and October 15 of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia. If we cannot meet deadlines, our business may fail.

As we undertake exploration of our mineral claims, we will be subject to compliance of government regulation, this may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations as contained in the Mineral Tenure Act of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

If we do not obtain clear title to the mineral claim, our business may fail.

Under British Columbia law, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Since we are a Nevada corporation we are not legally allowed to hold claims in British Columbia. Our mineral claims are being held in trust for us by our President as he is an individual. If we confirm economically viable deposits of gold on our mineral claims we will incorporate a British Columbia subsidiary to hold title the mineral claims and our President will transfer the claims to the subsidiary. Until we can confirm viable gold deposits, our President is holding the claims in trust for us by means of a trust agreement. However, there could be situations such as the death of our President that could prevent us from obtaining clear title to the mineral claims. If we are unable to obtain clear title to the mineral claims our business will likely fail and you will lose your entire investment.

Because market factors in the mining business are out of our control, we may not be able to market any minerals that may be found.

The mining industry, in general, is intensely competitive and we can provide no assurance to investors even if minerals are discovered that a ready market will exist from the sale of any ore found. Numerous factors beyond our control may affect the marketability of metals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Because we hold a significant portion of our cash reserves in United States dollars, we may experience weakened purchasing power in Canadian dollar terms and not be able to afford to conduct our planned exploration program.

We hold a significant portion of our cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains or losses in Canadian dollar terms. If there was to be a significant decline in the United States dollar versus the Canadian Dollar, our US dollar purchasing power in Canadian dollars would also significantly decline. If a there was a significant decline in the US dollar we would not be able to afford to conduct our planned exploration program. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

Because our auditors have expressed substantial doubt about our ability to continue as a going concern, we may find it difficult to obtain additional financing.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we were recently incorporated on September 21, 2005, and we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Industry-Wide Risk Factors

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

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors. For example, if the price of a mineral were to dramatically decline this could make any ore we have on our mineral claims uneconomical to mine. We and other companies in our business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

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

Finally, we face a risk of not being able to finance our exploration plans. With each unsuccessful attempt at locating a commercially viable mineral deposit we become more and more unattractive in the eyes of investors. For the short term this is less of an issue because we have sufficient funds to complete the first phase of our exploration program. However, over the long term this can become a serious issue that is difficult to overcome. Without adequate financing we cannot operate exploration programs. However, this risk is faced by all exploration companies and it is not unique to us.

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

Date: August 30, 2006

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

Date: August 30, 2006

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Atlin Mineral Exploration Corp. (the “Company”) on Form 10-QSB for the period ending July 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Nadwynn Sing

Nadwynn Sing
Principal Executive Officer and Principal Financial Officer

Date: August 30, 2006