Form 10KSB
period 2006-10-31
Atlin Mineral Exploration Corp.
filed 2007-01-22
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number 000-51841

ATLIN MINERAL EXPLORATION CORP.

(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	00-0000000 (IRS Identification No.)

1005-289 Drake Street, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6B 5Z5 (Zip Code)

(Issuer’s telephone number) (604) 732-1304

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock - $0.001 par value

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers on response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. $9,371,250 on January 17, 2007 {$3.50 X 2,677,500}.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at January 17, 2007
Common Stock - $0.001 par value	6,627,500

Documents incorporated by reference. None

Transitional Small Business Disclosure Format: Yes [ ] No[X]

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including statements regarding Atlin Mineral Exploration’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Atlin Mineral Exploration files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-KSB for the fiscal year ended October 31, 2006, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and Atlin Mineral Exploration disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Atlin Mineral Exploration may, from time to time, make oral forward-looking statements. Atlin Mineral Exploration strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Atlin Mineral Exploration’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Atlin Mineral Exploration to materially differ from those in the oral forward-looking statements. Atlin Mineral Exploration disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Page - 3

PART I

Item 1. Description of Business.

General

Atlin Mineral Exploration Corp. (“AMEC”) is a Nevada corporation that was incorporated on September 21, 2005.

AMEC maintains its statutory residents agent's office at Suite 304, 2470 Saint Rose Parkway, Henderson, Nevada, 89074 and its business office is located at Suite 1005, 289 Drake Street, Vancouver, British Columbia, Canada, V6B 5Z5. AMEC's office telephone number is (604) 732-1304.

AMEC has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of AMEC's business.

Business of AMEC

AMEC is an exploration stage company. Its principal business is the exploration of its two mineral claims located near Atlin, British Columbia. As of January 17, 2007, AMEC has not yet conducted exploration on its claims.

About AMEC's Mineral Claims

AMEC's mineral claims are unencumbered and in good standing and there are no third party conditions which affect the claims other than conditions defined by the Province of British Columbia described below. The combined claims together make up an area of 488 hectares, which is equivalent to approximately 1200 acres. AMEC has no insurance covering the claims. AMEC believes that no insurance is necessary since the claims are unimproved and contain no buildings or improvements. The tenure number, claim name, owner, good to date, status, and area as typically recorded in British Columbia is as follows:

Tenure Number	Claim Name	Owner	Good to Date	Status	Area (Hectares)
529220	AMEC 1	146718 100%	2008/March/02	Good	244.221
529221	AMEC 2	146718 100%	2008/March/02	Good	244.221

There is no assurance that a commercially viable mineral deposit exists on the claims. Further exploration will be required before an evaluation as to the economic feasibility of the claims are determined. It is AMEC's intention to incorporate a British Columbia subsidiary company and record the deed of ownership in the name of AMEC's subsidiary if minerals are discovered on the claims and it appears that it would be economically viable to commercially mine the claims. AMEC's consulting geologist has written a report and provided us with recommendations of how AMEC should explore its claims. Until AMEC can validate otherwise, the property is without known reserves and AMEC is planning a three phase exploration program as recommended by its consulting geologist. AMEC has not commenced exploration or work on the claims.

Conditions to Retain Title to AMEC's Mineral Claims

The mineral claims have an expiry date of March 2, 2008, and in order to maintain the tenures in good standing it will be necessary for AMEC to coordinate an agent to perform and record valid exploration work with value of CDN$4 per hectare in anniversary years 1, 2, and 3, and CDN$8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the claims.

Present Condition of AMEC's Mineral Claims

AMEC has not explored or accessed the mineral claims. However, according to AMEC's geological report its should expect to find an area is on of gentle to moderate slopes with the highest elevations being approximately 3,600 feet above sea level.

Page - 4

The claims have, variously, sparse cover of evergreen trees and thick growths of willow brush and berry bushes. There is no equipment, infrastructure or electricity on the claims.

Geology of AMEC's Mineral Claims

AMEC's mineral claims are the subject of a geological report prepared by Erik A. Ostensoe, P. Geo., dated November 20, 2005. Mr. Ostensoe has not been on the claims, but he is familiar with the Atlin mining district and has reviewed various government publications, maps, and reports to determine the geology of the claims. The geological report indicates that the claims are underlain by the Surprise Lake alaskitic intrusive batholith. A batholith is a large emplacement of plutonic rock. Plutonic rock is rock that forms from cooled magma deep in the Earth's crust. This geology indicates there is potential to locate gold, tungsten, molybdenum and uranium on the claims.

Competitive Conditions

The mineral exploration business is an extremely competitive industry. AMEC is competing with many other companies exploring for minerals. AMEC is one of the smallest exploration companies and a very small participant in the mineral exploration business. Being a junior mineral exploration company, AMEC competes with other companies for financing and joint venture partners. Additionally, AMEC competes for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Raw Materials

The raw materials for AMEC's exploration program will be items including camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane. All of these types of materials are readily available in either the city of Vancouver or town of Atlin in British Columbia, Canada from a variety of suppliers.

Dependence on Major Customers

AMEC has no customers.

Intellectual Property and Agreements

AMEC has no intellectual property such as patents or trademarks. Additionally, AMEC has no royalty agreements or labor contracts.

Government Approvals and Regulations

AMEC will be required to comply with all regulations defined in the Mineral Tenure Act for the Province of British Columbia. The Act is well defined by the Province of British Columbia and is available from AMEC upon request.

The effect of these existing regulations on the business is that AMEC is able to carry out its exploration program as planned. However, it is possible that a future government could change the regulations that could limit AMEC's ability to explore its claims, but AMEC believes this is highly unlikely.

Research and Development Expenditures

AMEC has not incurred any research or development expenditures since its inception on September 21, 2005.

Costs and Effects of Compliance with Environmental Laws

AMEC currently has no costs to comply with environmental laws concerning its exploration program.

Employees

AMEC does not have any employees other than Mr. Sing. AMEC intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on AMEC's mineral claims starting in May or June of 2007, and as required throughout the course of the exploration program. The funds that will be used to pay

Page - 5

for the independent geologist, prospectors and consultants will be the funds that already exist in the corporate treasury and from funds that AMEC may have to raise in the future.

Risks and Uncertainties

An investment in AMEC's common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this report in evaluating the company and its business before purchasing shares of the company's common stock. AMEC's business, operating results and financial condition could be seriously harmed due to any of the following known material risks. The risks described below are not the only ones facing AMEC. Additional risks not presently known to AMEC may also impair its business operations. You could lose all or part of your investment due to any of these risks.

The primary risk that AMEC faces over the long term is that AMEC's mineral claims may not contain a commercially viable mineral deposit. If the mineral claims do not contain a commercially viable deposit this will have a material effect on AMEC's ability to earn revenue and income as AMEC will not be able to sell any minerals.

Risks associated with AMEC:

  AMEC is an early exploration stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

  A note provided by AMEC's independent auditors in AMEC's financial statements from the period from inception on September 21, 2005 to October 31, 2006 contains an explanatory note that indicates that AMEC is an early stage exploration company and its ability to continue as a going concern is dependent on continued financial support from its shareholders, raising additional capital to fund future operations, and to attain profitable operations. The explanatory note states that, because of such uncertainties, there may be a substantial doubt about AMEC's ability to continue as a going concern. This note may make it more difficult for AMEC to raise additional equity or debt financing needed to run its business and is not viewed favorably by analysts or investors. AMEC urges potential investors to review this report in its entirety before making a decision to invest in AMEC.

  AMEC lacks an operating history and has losses that it expects to continue into the future. If the losses continue AMEC may have to suspend operations or cease operations and its stock value may decline.

  Since AMEC's inception on September 21, 2005 to October 31, 2006 AMEC has incurred net losses of $40,806. AMEC expects to lose more money as it spends additional capital to explore its mineral claims. AMEC cannot be certain whether it will ever earn a significant amount of revenues or profit, or, if AMEC does, that AMEC will be able to continue earning such revenues of profit. Also, any economic weakness may limit AMEC's ability to continue to explore its mineral claims. Any of these factors could cause AMEC's stock price to decline and result in you losing a portion or all of your investment.

  AMEC could become non-operational if it was unable to retain its directors and officers.

  AMEC has no formal employment agreements with its sole director and officer and his departure would result in AMEC being non-operational. Management believes that AMEC's future success will depend on the abilities and continued services of its sole director and officer involved in the managing of AMEC's exploration plan on its mineral claims. AMEC is materially dependent on its financial and geological consultants. If AMEC is unable to retain the services of these consultants, or if AMEC is unable to attract qualified employees or consultants, AMEC may be unable to prepare financial statements or understand the results of exploration, which could cause AMEC's business to fail.

  AMEC does not expect to pay dividends in the foreseeable future.

  AMEC has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future. AMEC intends to retain earnings, if any, to develop an expand its business operations.

Page - 6

  AMEC's President owns a 60% controlling interest in AMEC's common stock and serves as Sole Director and Officer.

  AMEC's President owns 60% of AMEC's outstanding common stock and serves as Sole Director and Officer. Investors may find the corporate decisions influenced by AMEC's President are inconsistent with the interests of other stockholders.

Risks associated with AMEC's business:

  AMEC is required to make payments or expenditures. Failure to do so could cause AMEC to lose title to its mineral claims.

  The mineral claims have an expiry date of March 2, 2008, and in order to maintain the mineral claims in good standing it will be necessary for AMEC to coordinate an agent to perform and record valid exploration work with value of approximately CDN $2,000 in anniversary years 1, 2, and 3, and CDN $4,000 in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the claims.

  AMEC may not have viable mineral claims.

  To AMEC's knowledge a professional geologist has not been on its mineral claims. AMEC's consulting geologist has prepared a geological report based on published information about the geology of the area and on AMEC's claims. However, a site visit to the mineral claims by a professional geologist could reveal that the mineral claims cannot host a viable mineral deposit. Absence of viable mineral claims may cause AMEC's business to fail.

  AMEC may need to enter a joint venture agreement with a senior mining company. Failure to do so may stall exploration.

  If the results of Phase One and Phase Two are successful, AMEC may need to enter a joint venture agreement with a senior mining company for the further exploration and possible production on its mineral claims. AMEC would face competition from other junior mineral resource exploration companies who may also seek similar joint venture agreements. In addition, if AMEC entered into a joint venture agreement, it would likely assign a percentage of its interest in the mineral claims to the joint venture partner. If AMEC is unable to enter into a joint venture agreement with a senior mining company it could cause exploration to stall, which may cause the business to fail.

  AMEC's management has no experience in the mineral exploration business. As a result, management may be prone to errors and this may cause the business to fail.

  AMEC's President has no previous experience operating an exploration or a mining company and because of this lack of experience he may be prone to errors. Management lacks the technical training and experience with exploring for, starting, or operating a mine. With no direct training or experience in these areas management may not be fully aware of the many specific requirements related to working in this industry. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

  AMEC may not be able to procure exploration consultants causing a delay in its exploration program.

  AMEC competes with other mineral exploration companies for access to exploration consultants such as geologists, prospectors and field crew. If AMEC is unable to engage exploration consultants in a timely manner this will result in a delay of AMEC's planned exploration program on its mineral claims. If AMEC's exploration program is delayed then ongoing legal and accounting fees will reduce AMEC's cash balance. If AMEC experiences ongoing delays procuring exploration consultants, AMEC will not have enough funds to complete its planned exploration program. If delays occur and AMEC is unable to raise additional funds, AMEC will not be able to conduct its planned exploration program and may cause AMEC's business to fail.

Page - 7

  AMEC may be delayed in exploration and any future mining efforts since access to the mineral claims is often restricted by inclement weather.

  Access to the mineral claims is restricted to the period between May 1 and October 15 of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia. If AMEC cannot meet deadlines, this could cause the business to fail.

  AMEC will be subject to compliance of government regulation, this may increase the anticipated time and cost of the exploration program.

  There are several governmental regulations that materially restrict the exploration of minerals. AMEC will be subject to the mining laws and regulations as contained in the Mineral Tenure Act of the Province of British Columbia as it carries out its exploration program. AMEC may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While the planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase the time and costs of doing business and prevent AMEC from carrying out the exploration program.

  AMEC may not be able to obtain clear title to its mineral claims.

  Under British Columbia law, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Since AMEC is a Nevada corporation it is not legally allowed to hold claims in British Columbia. AMEC's mineral claims are being held in trust by its President. If AMEC confirms economically viable mineral deposits on the mineral claims it will incorporate a British Columbia subsidiary to hold title the mineral claims and its President will transfer the claims to the subsidiary. Until AMEC can confirm viable mineral deposits, the President is holding the claims in trust for AMEC by means of a trust agreement. However, there could be situations such as the death of the President that could prevent AMEC from obtaining clear title to the mineral claims. If AMEC is unable to obtain clear title to the mineral claims the business will likely fail.

Risks associated with AMEC's industry:

  AMEC may experience losses due to foreign exchange translations as a result of the volatility of the value of the US dollar.

  AMEC holds a significant portion of its cash reserves in United States dollars and a portion of its expenses are due in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar expenses can result in both translation gains or losses in US dollar terms. If there was to be a significant decline in the US dollar versus the Canadian dollar AMEC's Canadian dollar expenses would increase. AMEC has not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange fluctuations could cause AMEC to experience losses.

  AMEC is in an inherently risky business due to the speculative nature of mineral property exploration.

  Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. AMEC can provide investors with no assurance that its mineral claims contain commercially viable mineral deposits. The exploration program that it will conduct on the mineral claims may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration often result in unsuccessful exploration efforts. In such a case, AMEC's business may fail.

  AMEC may become subject to liability due to the numerous hazards.

  The search for minerals involves numerous hazards. As a result, AMEC may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which AMEC cannot insure or against which it may elect not to insure. AMEC currently has no such insurance nor does it expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed AMEC's asset value and cause it to liquidate all its assets resulting in failure of the business.

Page - 8

  AMEC may not be able to market any minerals that may be found since market factors in the mining business are out of its control.

  The mining industry, in general, is intensely competitive and even if minerals are discovered, AMEC can provide no assurance to investors that a ready market will exist from the sale of any ore that is recovered from the mineral claims. Numerous factors beyond AMEC's control may affect the marketability of metals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in AMEC not receiving an adequate return on invested capital.

  “Penny Stock” rules may make buying or selling AMEC's shares of common stock difficult, and severely limit the market and liquidity of the shares of common stock.

  Trading in AMEC's shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. AMEC's shares of common stock qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the common shares in the aftermarket. The “penny stock” rules govern how broker/dealers can deal with their clients and “penny stocks”. For sales of AMEC's common stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed on broker/dealers by “penny stock” rules may discourage broker/dealers from effecting transactions in AMEC's shares of common stock, which severely limit their market price and liquidity of its shares of common stock. This could prevent you from reselling your shares and may cause the price of the shares of the common stock to decline. See “Penny Stock Rules” on page 11 for more details.

Item 2. Description of Property.

AMEC's executive offices are located at Suite 1005, 289 Drake Street, Vancouver, British Columbia, Canada, V6B 5Z5. AMEC's President, Nadwynn Sing, currently provides this space free of charge. This space may not be available to AMEC free of charge in the future.

AMEC also has two mineral claims located in the Atlin Mining Division, British Columbia, Canada as described in Item 1 above.

Item 3. Legal Proceedings.

AMEC is not a party to any pending legal proceedings and, to the best of management's knowledge, none of AMEC's property or assets are the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Page - 9

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

AMEC's common stock has been quoted on the NASD OTC Bulletin Board since May 23, 2006 under the symbol “AMXC”. The table below gives the high and low bid information for each fiscal quarter that AMEC's common stock has been quoted. The bid information was obtained from Pink Sheets LLC and reflects inter-dealer pricing, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
July 31, 2006	$0.10	$0.10	Pink Sheets LLC
October 31, 2006	$0.16	$0.10	Pink Sheets LLC
January 17, 2007	$1.50	$0.30	Pink Sheets LLC

(b) Holders of Record

AMEC has 34 registered holders of common stock as of January 17, 2007.

(c) Dividends

AMEC has declared no cash dividends on its common stock in fiscal 2006. AMEC has no current plans to declare or pay any cash dividend on its common stock.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

Fiscal 2005 Sales of Unregistered Securities

As of October 31, 2005 AMEC sold 6,627,500 shares of unregistered securities. All of these 6,627,500 shares were acquired from AMEC in private placements that were exempt from registration under Regulation S of the Securities Act of 1933.

The shares include the following:

  On September, 2005, AMEC issued 3,950,000 shares of common stock at a price of $0.001 per share for the acquisition of mineral claims from AMEC's President; and

  On October 31, 2005, AMEC issued 2,677,500 shares of common stock to thirty four non-affiliate purchasers at a price of $0.02 per share for cash proceeds of $53,550.

With respect to all of the above offerings, AMEC completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. AMEC did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each purchaser represented to AMEC that the purchaser was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement executed between AMEC and the purchaser included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. The purchaser agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of

Page - 10

Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that AMEC is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

(e) Penny Stock Rules

Trading in AMEC’s common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends AMEC’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in AMEC’s common stock, which could severely limit their market price and liquidity of AMEC’s common stock.

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Plan of Operation.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF ATLIN MINERAL EXPLORATION CORP. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

AMEC's mineral claims in Atlin, British Columbia, Canada are in good standing until March 2, 2008, and have been assigned tenure numbers 529220 and 529221 by the Province of British Columbia (the “Province”). Both claims are identical in size and cover a combined area of 488 hectares (approximately 1,200 acres). In order to keep the claims in good standing, AMEC must perform and record exploration work of approximately CDN $2,000 by March 2, 2008, or pay the equivalent amount to the Province in lieu of performing the exploration work.

Exploration Plan

AMEC's original exploration plan called for exploration to commence on May 1, 2006, and in June 2006 management decided to delay the start of exploration to July 1, 2006. However, due to competitive exploration conditions in Atlin management has had difficulty locating an available prospecting team and exploration has not started as of January 17, 2007. Management will continue to seek a qualified prospecting team for the 2007 exploration season which is expected to commence in May or June of 2007. Since the 2007 exploration commencement date is after the mineral claims' good standing date of March 2, 2008, AMEC will need to pay the Province approximately CDN $2,000 in lieu of work in order to retain title to the claims. Failure to properly make a payment to the Province in lieu of exploration will result in losing title to the mineral claims.

Page - 11

Management expects that the Phase One exploration program (“Phase One”) will commence when a two-person field crew will helicopter onto the claims and will stay for a period of fourteen days. During this period the crew will generally survey the claims seeking any outcroppings and locating streams. The crew will use global positioning equipment and take approximately twenty rock samples, twenty stream sediment samples, and twenty stream sediment panned concentrate samples. All samples will be bagged and tagged for location, date and time for later analysis. After the fourteen day period is over the crew will return to Atlin by helicopter.

If Phase One occurs during 2007, the samples obtained during this phase will be analyzed at a laboratory and management will review the results in the winter of 2007. Management will engage AMEC's consulting geologist to interpret the results of Phase One. If AMEC is able to identify favorable rock formations and structures with elevated metal values management will plan and conduct a second phase of exploration.

If the Phase Two exploration plan (“Phase Two”) were to proceed, AMEC's consulting geologist has indicated that AMEC should budget approximately $12,400 for Phase Two and this phase of exploration would be conducted in the 2008 exploration season. A prospector and geologist will helicopter onto the claims and will stay for a period of ten days. During this period the crew will use global positioning equipment and will obtain fifty samples from locations that would be determined in Phase One. All samples will be bagged and tagged for location, date and time for later analysis. After this ten day period is over the crew will return to Atlin by helicopter.

If Phase Two takes place, management will review its results in winter 2008. If AMEC is able to continue to confirm elevated metal values at specific hand drilled targets management would consider Phase Two a success and would plan for a Phase Three exploration program (“Phase Three”). Phase Three is expected to cost at least $18,000. At this stage, AMEC would seek to link with a more senior mining company in a joint venture relationship. Phase Three would commence in June 2009 if Phase Two is successful.

Financial Condition

As at October 31, 2006, AMEC had a cash balance of $27,194. Management's original budget was anticipated to cover Phase One and Phase Two. AMEC has sufficient funds to complete Phase One. However, it has become apparent that AMEC does not currently have sufficient funds to complete Phase Two. Management's original estimates were incorrect because there were delays starting Phase One and ongoing and increased legal and accounting costs have reduced AMEC's cash position. Additionally, AMEC has suffered some Canadian dollar purchasing power due to the decline of the United States dollar. If the results of Phase One are encouraging, AMEC will have to raise additional funds starting in April 2007, so that Phase Two could commence during the 2007 exploration season.

Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of AMEC's common stock or sale of part of AMEC's interest in its mineral claims. If management is successful in completing an equity financing, existing shareholders will experience dilution of their interest in AMEC. AMEC does not have any financing arranged and cannot provide investors with any assurance that management will be able to raise sufficient funding from the sale of AMEC common stock to fund Phase Two or Phase Three. In the absence of such financing, AMEC's business will fail.

AMEC may consider entering into a joint venture partnership by linking with a more senior mining company to provide the required funding to complete Phase Three. Management has not undertaken any efforts to locate a joint venture partner for Phase Three. If AMEC enters into a joint venture arrangement, AMEC will assign a percentage of its interest in the mineral claims to the joint venture partner.

Page - 12

Based on the nature of AMEC's business, AMEC anticipates incurring operating losses in the foreseeable future. AMEC bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Future financial results are also uncertain due to a number of factors, some of which are outside AMEC's control. These factors include, but are not limited to:

  management's ability to raise additional funding;
  the market price for ore;
  the results of the proposed exploration programs on the mineral property; and
  management's ability to find joint venture partners for the development of AMEC's property interests

Due to AMEC's lack of operating history and present inability to generate revenues, AMEC's auditors have stated their opinion that there currently exists a substantial doubt about AMEC's ability to continue as a going concern. Even if AMEC completes the current exploration program, and it is successful in identifying a mineral deposit, AMEC will have to spend substantial funds on further drilling and engineering studies before AMEC will know if it has a commercially viable mineral deposit or reserve.

Accounting and Audit Plan

Management intends to continue to have AMEC's outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor. AMEC's outside consultant is expected to charge AMEC approximately $1,250 to prepare its quarterly financial statements and approximately $1,750 to prepare its annual financial statements. AMEC's independent auditor is expected to charge approximately $1,500 to review its quarterly financial statements and approximately $5,000 to audit its annual financial statements. In the next twelve months, management anticipates spending approximately $15,000 to pay for AMEC's accounting and audit requirements.

Legal Expense Plan

Management expects to incur legal costs of approximately $4,000 per quarter to support three quarterly 10-QSB filings and $12,000 to support one annual 10-KSB filing. In the next twelve months, management anticipates spending approximately $24,000 for legal costs to pay for three quarterly filings and one annual filing.

Off-Balance Sheet Arrangements

AMEC has no off-balance sheet arrangements including arrangements that would effect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Page - 13

Item 7. Financial Statements.

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
October 31, 2006

Index
Report of Independent Registered Public Accounting Firm	F–15
Balance Sheets	F–16
Statements of Operations	F–17
Statements of Cash Flows	F–18
Statements of Stockholders’ Equity	F–19
Notes to the Financial Statements	F–20

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Atlin Mineral Exploration Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Atlin Mineral Exploration Corp. (An Exploration Stage Company) as of October 31, 2006 and 2005, and the related statements of operations, cash flows and stockholders' equity for the year ended October 31, 2006 and for the period from September 21, 2005 (Date of Inception) to October 31, 2005 and accumulated from September 21, 2005 (Date of Inception) to October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlin Mineral Exploration Corp. (An Exploration Stage Company) as of October 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended October 31, 2006 and for the period from September 21, 2005 (Date of Inception) to October 31, 2005 and accumulated from September 21, 2006 (Date of Inception) to October 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

December 11, 2006

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	October 31, 2006 $	October 31, 2005 $
ASSETS
Current Assets
Cash	27,194	53,550
Total Assets	27,194	53,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	750	4,800
Due to related party (Note 3(b))	−	725
Total Liabilities	750	5,525
Contingencies and Commitments (Note 1)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 6,627,500 shares issued and outstanding	6,628	6,628
Additional Paid-In Capital	50,872	50,872
Donated Capital (Note 3(a))	9,750	750
Deficit Accumulated During the Exploration Stage	(40,806)	(10,225)
Total Stockholders’ Equity	26,444	48,025
Total Liabilities and Stockholders’ Equity	27,194	53,550

(The accompanying notes are an integral part of these financial statements.)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2006 $	For the Year Ended October 31, 2006 $	For the period from September 21, 2005 (Date of Inception) to October 31, 2005 $
Revenue	−	−	−

Expenses
Donated rent (Note 3)	3,250	3,000	250
Donated services (Note 3)	6,500	6,000	500
General and administrative	10,005	9,280	725
Professional fees	16,100	11,300	4,800
Mineral property costs	4,951	1,001	3,950
Total Expenses	40,806	30,581	10,225
Net Loss	(40,806)	(30,581)	(10,225)
Net Loss Per Share – Basic and Diluted		−	−
Weighted Average Shares Outstanding		6,627,000	3,920,000

(The accompanying notes are an integral part of these financial statements.)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the Year Ended October 31, 2006 $	For the period from September 21, 2005 (Date of Inception) to October 31, 2005 $
Operating Activities
Net loss	(30,581)	(10,225)
Adjustments to reconcile net loss to cash
Donated rent	3,000	250
Donated services	6,000	500
Mineral property costs	−	3,950
Change in operating assets and liabilities
Accrued liabilities	(4,050)	4,800
Due to related party	(725)	725
Net Cash Used In Operating Activities	(26,356)	−
Financing Activities
Proceeds from issuance of common stock	−	53,550
Net Cash Flows Provided By Financing Activities	−	53,550
(Decrease) Increase in Cash	(26,356)	53,550
Cash - Beginning of Period	53,550	−
Cash - End of Period	27,194	53,550
Non-cash Financing and Investing Activities
Issue of common stock for mineral property	−	3,950

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The accompanying notes are an integral part of these financial statements.)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
For the Period from September 21, 2005 (Date of Inception) to October 31, 2006
(Expressed in US dollars)

			Additional Paid-In Capital $	Donated Capital $	Deficit Accumulated During the Exploration Stage $	Total $

	Common Stock
	Shares #	Par Value $

Balance – September 21, 2005 (Date of Inception)	−	−	−	−	−	−
Common stock issued for mineral property at $0.001/share	3,950,000	3,950	−	−	−	3,950
Common stock issued for Cash at $0.02/share	2,677,500	2,678	50,872	−	−	53,550
Donated services and expenses (Note 3(a))	−	−	−	750	−	750
Net loss for the period	−	−	−	−	(10,225)	(10,225)
Balance – October 31, 2005	6,627,500	6,628	50,872	750	(10,225)	48,025
Donated services and expenses (Note 3(a))	−	−	−	9,000	−	9,000
Net loss for the year	−	−	−	−	(30,581)	(30,581)
Balance – October 31, 2006	6,627,500	6,628	50,872	9,750	(40,806)	26,444

(The accompanying notes are an integral part of these financial statements.)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in US dollars)

  Exploration Stage Company

  Atlin Mineral Exploration Corp. (the “Company”) was incorporated in the State of Nevada on September 21, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company plans to finance operations for the next twelve months by continued financial support from its shareholders and to secure equity financing. As at October 31, 2006, the Company has never generated any revenues and has accumulated losses of $40,806 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on March 14, 2006 to register 2,677,500 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by selling stockholders. The Company currently trades under the symbol AMXC on the OTC Bulletin Board.

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

  Basic and Diluted Net Income (Loss) Per Share

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2006, there were no potentially dilutive securities.

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in US dollars)

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

  Financial Instruments

  Financial instruments, which include cash, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in US dollars)

  Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements

  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in US dollars)

  Related Party Balances/Transactions

  During the year ended October 31, 2006, the Company recognized a total of $3,000 (2005 - $250) for donated rent and $6,000 (2005 - $500) for donated services for office space and services provided by the President of the Company.

  During the period ended October 31, 2005, the Company incurred $725 of incorporation and legal costs that were paid directly by the President. This amount was repaid during the year ended October 31, 2006.

  During the period ended October 31, 2005, the Company entered into a mineral property agreement and a trust agreement with the President of the Company. Refer to Note 4.

  Mineral Properties

  The Company entered into an Agreement dated September 22, 2005 with the President of the Company to acquire a 100% interest in sixteen mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for the issuance of 3,950,000 shares of common stock. The claims are registered in the name of the President, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claims such as the bankruptcy or death of the President. On March 2, 2006, the Company re-staked the sixteen mineral claims into two larger claims and renewed the trust agreement with the President.

  Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses carried forward totalling $27,150 for tax purposes which expire starting in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended October 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $7,600 and $1,900, respectively.

  The components of the net deferred tax asset at October 31, 2006 and 2005, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	October 31, 2006 $	October 31, 2005 $
Net Operating Loss	27,150	5,500
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	9,500	1,900
Valuation Allowance	(9,500)	(1,900)
Net Deferred Tax Asset	–	–

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There are no changes in or disagreements with AMEC’s accountants on accounting and financial disclosure. AMEC’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Nadwynn Sing, AMEC’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of AMEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, Mr. Sing has concluded that, as of the Evaluation Date, AMEC’s disclosure controls and procedures are effective in alerting AMEC on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in AMEC’s internal controls or, to AMEC’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date AMEC carried out this evaluation.

Item 8B. Other Information.

During the fourth quarter of the year covered by this Form 10-KSB, AMEC had no information to be disclosed as required on a Form 8-K that was not disclosed.

Page - 24

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

The sole Director and Officer currently serving AMEC is as follows:

Name	Age	Positions Held and Tenure
Nadwynn Sing	47	Principal Executive Officer, Principal Financial Officer, President, Secretary, Treasurer, and sole Director

The sole Director named above will serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical information - Nadwynn Sing

Mr. Sing has acted AMEC's sole Director and Officer since AMEC's inception on September 21, 2005. During the past five years, Mr. Sing has been a private investor in the real estate market in Vancouver, Canada. Mr. Sing has been a purchaser of pre-completion condominiums and selling these condominiums at completion. Additionally, Mr. Sing performs property management services on behalf of his elderly parents who own a number of real estate properties in British Columbia and Alberta, Canada. Mr. Sing has had no employer during the past five years.

Given that Mr. Sing has no previous experience in mineral exploration or operating a ming company, he intends to perform his job for AMEC by engaging consultants who have experience in the areas where he is lacking. Mr. Sing has worked to familiarize himself with AMEC's business by attending two mineral exploration conferences with one conference in Kamloops, British Columbia in April 2005 and the other in Vancouver, British Columbia in January 2006. At these conferences Mr. Sing attended some technical sessions and attended the trade shows.

(b) Identify Significant Employees

AMEC has no significant employees other than Mr. Sing who is AMEC's sole Director and Officer. Mr. Sing will devote approximately 10 hours per week or 25% of his working time to AMEC's business. For its accounting, AMEC utilizes the consulting services of Lancaster & David, Chartered Accountants of Vancouver, Canada to assist in the preparation of its annual and interim financial statements in accordance with accounting principles generally accepted in the United States.

(c) Family Relationships

There are no family relationships among AMEC's directors and officers since it has a sole Director and Officer.

(d) Involvement in Certain Legal Proceedings

(1) No bankruptcy petition has been filed or against any business of which any director was a general partner or executive officer at the time of the bankruptcy or within two years prior to that time.

(2) No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

(3) No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

Page - 25

(4) No director has been found by a court of a competent jurisdiction (in a civil action), the Securities Exchange Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e) Compliance with Section 16(a) of the Exchange Act

All reports were filed with the SEC on a timely basis and AMEC is not aware of any failures to file a required report during the period covered by this annual report.

(f) Audit Committee Financial Expert

AMEC does not have a financial expert serving on an audit committee. AMEC utilizes its consulting accountants Lancaster & David to assist in the preparation of its financial statements in accordance with generally accepted accounting principles (“GAAP”) from its bank statements and invoices. AMEC does not have an audit committee at this time because AMEC has no revenue.

(g) Identification of Audit Committee

AMEC does not have a separately designated standing audit committee. Rather, AMEC 's audit committee is comprised of its board of directors. However, none of the members of the audit committee meet the independent requirements for an audit committee member. AMEC's audit committee is responsible for: (1) selection and oversight of AMEC's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by AMEC's employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

(h) Code of Ethics

AMEC has adopted a code of ethics the applices to all its executive officers and employees, including its CEO and CFO. A copy of AMEC's adopted code of ethics was previously filed with its registration statement on Form SB-2. AMEC undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Nadwynn Sing at 604 732-1304 to request a copy of AMEC's code of ethics. Management believes AMEC's code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations, and provide accountability for adherence to the code.

Page - 26

Item 10. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to AMEC's Officer for all services rendered in all capacities to AMEC for the fiscal periods indicated.

Name and Principal Position	Fiscal Year	Annual Compensation			Long Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)	LTIP Payouts ($)
Nadwynn Sing, CEO, CFO, President, and Director September 2005 to present	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

AMEC has no standard arrangements such as an active employment or consulting contact in regard to compensating Mr. Sing for his services to AMEC. AMEC provides no pension plan for Mr. Sing. Mr Sing will not be reimbursed for past services. Mr. Sing will not receive any monthly, annual or long-term compensation. AMEC has no policy to compensate its director for director services such as committee participation or special assignments. AMEC has no other arrangements with its directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth, as of the date of this registration statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of AMEC.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned Prior To This Offering
Common Stock	Nadwynn Sing 1005-289 Drake Street Vancouver, British Columbia Canada, V6B 5Z5	3,950,000	60%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned Prior To This Offering
Common Stock	Nadwynn Sing 1005-289 Drake Street Vancouver, British Columbia Canada, V6B 5Z5	3,950,000	60%
Common Stock	Directors and Executive Officers as a group	3,950,000	60%

The percent of class is based on 6,627,500 of common stock issued and outstanding as of January 17, 2006.

The person listed is the sole Director and Officer of AMEC and has full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or a group of persons) is deemed to

Page - 27

be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase AMEC's common stock.

Changes in Control

AMEC is not aware of any arrangement that may result in a change of control of AMEC.

Item 12. Certain Relationships and Related Transactions.

(a) Relationships with Insiders

During the last two fiscal years, no director, executive officer or security holder has had any direct or indirect material interest in any transaction or a series of similar transactions that exceed $60,000 to which AMEC was a party.

(b) Transactions with Promoters

Nadwynn Sing is the sole promoter of AMEC. Mr. Sing is the only person who has taken the initiative in founding and organizing its current business. Mr. Sing has not received anything of value from AMEC nor is Mr. Sing entitled to receive anything of value from AMEC for services provided as a promoter.

Item 13. Exhibits.

(a) Index to and Description of Exhibits

Exhibit Number	Description	Status
3.1	Articles of Incorporation of Atlin Mineral Exploration Corp. filed as an Exhibit to AMEC's Form SB-2 filed on January 23, 2006 an incorporated herein by reference.	Previously Filed
3.2	By-Laws of Atlin Mineral Exploration Corp. filed as an Exhibit to AMEC's Form SB-2 filed on January 23, 2006 an incorporated herein by reference.	Previously Filed
10.1

Property Agreement between Nadwynn Sing and Atlin Mineral Exploration Corp. dated September 22, 2005 filed as an Exhibit to AMEC's Form SB-2 filed on January 23, 2006 an incorporated herein by reference.

Previously Filed
10.2	Trust Agreement between Nadwynn Sing and Atlin Mineral Exploration Corp. dated September 22, 2005 filed as an Exhibit to AMEC's Form SB-2 filed on January 23, 2006 an incorporated herein by reference.	Previously Filed
14.1	Financial Code of Ethics	Previously Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 28

Item 14. Principal Accountant Fees and Services

(1) Audit Fees and Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for AMEC's audit of annual financial statements and for review of financial statement included in AMEC's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2006 - $4,485 – Manning Elliott LLP – Chartered Accountants

2005 - $4,000 – Manning Elliott LLP – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of AMEC's financial statements and are not reported in the preceding paragraph:

2006 - $nil – Manning Elliott LLP – Chartered Accountants

2005 - $nil – Manning Elliott LLP – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $nil – Manning Elliott LLP – Chartered Accountants

2005 - $nil – Manning Elliott LLP – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than services reported in paragraphs (1) and (2) was:

2006 - $nil – Manning Elliott LLP – Chartered Accountants

2005 - $nil – Manning Elliott LLP – Chartered Accountants

(5) AMEC's audit committee's pre-approval policies and procedures described on paragraph (c)(7)(i) of Rule2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit AMEC's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was nil.

Page - 29

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ATLIN MINERAL EXPLORATION CORP.

By: /s/ Nadwynn Sing

Nadwynn Sing
Principal Executive Officer,
Principal Financial Officer and Sole Director

Date: January 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

By: /s/ Nadwynn Sing

Nadwynn Sing
Principal Executive Officer,
Principal Financial Officer and Sole Director

Date: January 17, 2007

Page - 30