Form 10QSB
period 2007-01-31
Atlin Mineral Exploration Corp.
filed 2007-03-07
CIK 1348610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

6,627,500 shares of issuer’s common stock, $0.001 par value, were outstanding at March 5, 2007. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)

January 31, 2007

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	January 31, 2007 $	October 31, 2006 $
	(unaudited)
ASSETS
Current Assets
Cash	12,084	27,194
Total Assets	12,084	27,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	−	750
Total Liabilities	−	750
Contingencies and Commitments (Note 1)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 6,627,500 shares issued and outstanding	6,628	6,628
Additional Paid-In Capital	50,872	50,872
Donated Capital (Note 3(a))	12,000	9,750
Deficit Accumulated During the Exploration Stage	(57,416)	(40,806)
Total Stockholders’ Equity	12,084	26,444
Total Liabilities and Stockholders’ Equity	12,084	27,194

(The accompanying notes are an integral part of these financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from September 21, 2005 (Date of Inception) to January 31, 2007 $	For the Three Months Ended January 31, 2007 $	For the Three Months Ended January 31, 2006 $
Revenue	−	−	−

Expenses
Donated rent (Note 3(a))	4,000	750	750
Donated services (Note 3(a))	8,000	1,500	1,500
General and administrative	10,345	340	133
Professional fees	28,285	12,185	2,450
Mineral property costs	6,786	1,835	1,001
Total Expenses	57,416	16,610	5,834
Net Loss	(57,416)	(16,610)	(5,834)
Net Loss Per Share – Basic and Diluted		−	−
Weighted Average Shares Outstanding		6,627,500	6,627,000

(The accompanying notes are an integral part of these financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended January 31, 2007 $	For the Three Months Ended January 31, 2006 $
Operating Activities
Net loss	(16,610)	(5,834)
Adjustments to reconcile net loss to cash used in operating activities:
Donated rent	750	750
Donated services	1,500	1,500
Change in operating assets and liabilities
Accrued liabilities	(750)	(4,800)
Net Cash Used In Operating Activities	(15,110)	(8,384)
Decrease in Cash	(15,110)	(8,384)
Cash - Beginning of Period	27,194	53,550
Cash - End of Period	12,084	45,166

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The accompanying notes are an integral part of these financial statements)

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

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

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2007, the Company has never generated any revenues and has accumulated losses of $57,416 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on March 14, 2006 to register 2,677,500 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by selling stockholders. The Company currently trades under the symbol AMXC.OB on the OTC Bulletin Board.

  Summary of Significant Accounting Policies

  Basis of Presentation

  These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is October 31.

  Interim Financial Statements

  The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

  Use of Estimates

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Basic and Diluted Net Income (Loss) Per Share

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At January 31, 2007, there were no potentially dilutive securities.

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and October 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

  Long-Lived Assets

  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

  Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

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

  Stock-based Compensation

  The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments,” using the fair value method. The Company has not issued any stock options or share based payments since its inception.

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

  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Atlin Mineral Exploration Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

  Related Party Balances/Transactions

  During the three month period ended January 31, 2007, the Company recognized a total of $750 (2005 - $750) for donated rent and $1,500 (2005 - $1,500) for donated services for office space and services provided by the President of the Company.

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

Item 2. Management's Discussion and Analysis.

Plan of Operation

About Our Claims and Our Company

Our mineral claims in Atlin, British Columbia, Canada are in good standing until March 2, 2008 and have been assigned tenure numbers 529220 and 529221 by the Province of British Columbia (the “Province”). Both claims are identical in size and cover a combined area of 488 hectares (approximately 1,200 acres). In order to keep the claims in good standing, we must perform and record exploration work of approximately $1,800 by March 2, 2008 or pay the equivalent amount to the Province in lieu of performing the exploration work.

Our initial plan as filed in our SB-2 registration statement on January 24, 2006, called for performing exploration work on the mineral claims valued at approximately $11,000. This amount will easily exceed the $1,800 that is required by the Province. However, the Province has precise rules regarding the format of the exploration report. Our previous report to the Province submitted in 2005 was not properly formatted by our prospector and the Province notified us that they would reject our exploration work in March of 2006. We elected to abandon and re-stake the claims in order to extend the good standing date of the claims as this was a solution recommended to us by our prospector. However, by using this abandon and re-stake technique we did risk losing title to our claims and it is not a technique that we desire to use in the future.

Our common stock is quoted on the OTC Bulletin Board under the symbol AMXC.

Exploration Plan

Our original exploration plan called for exploration to start on May 1, 2006, and in June 2006 we decided to delay the start of exploration to July 1, 2006. However, due to competitive exploration conditions in Atlin we have had difficulty locating an available prospecting team and exploration has not started as of March 5, 2007. We will continue to seek a qualified prospecting team. On January 12, 2007 we paid the Minister of Finance in British Columbia, Canada a fee of $1,835 in lieu of exploration on our claims. This extended the expiry date of our claims to March 2, 2008.

We anticipate that will be able to conduct our Phase One exploration on our claims during the 2007 exploration season. If we are able to locate an available prospecting team during the 2007 exploration season, a two-person field crew will helicopter onto our claims and will stay for a period of fourteen days. During this period the crew will generally survey the claims seeking any outcroppings and locating streams. The crew will use global positioning equipment and take approximately twenty rock samples, twenty stream sediment samples, and twenty stream sediment panned concentrate samples. All samples will be bagged and tagged for location, date and time for later analysis. After the fourteen day period is over the crew will return to Atlin by helicopter.

If Phase One occurs during 2007, the samples obtained during this phase will be analyzed at a laboratory and we will review the results in the winter of 2007. We will engage our consulting geologist to interpret the results of Phase One. If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a second phase of exploration.

If the Phase Two exploration plan (“Phase Two”) were to proceed, our consulting geologist has indicated that we should budget approximately $12,400 for Phase Two and it would be conducted in the 2008 exploration season. A prospector and geologist will helicopter onto our claims and will stay for a period of ten days. During this period the crew will use global positioning equipment and will obtain fifty samples from locations that would be determined in Phase One. All samples will be bagged and tagged for location, date and time for later analysis. After this ten day period is over the crew will return to Atlin by helicopter.

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

Financial Status

As at January 31, 2007, we had a cash balance of $12,084. Our original budget was anticipated to cover Phase One and Phase Two. However, it has become apparent that we do not currently have sufficient funds to complete Phase One or Phase Two. Our original estimates were incorrect because we have had delays starting Phase One and ongoing legal and accounting costs have reduced our cash position. Additionally, we have suffered some Canadian dollar purchasing power because of the decline of the United States dollar. We will have to raise additional funds starting in April 2007, so that Phase One could take place during the 2007 exploration season.

We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase One or Phase Two. In the absence of such financing, our business will fail.

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

Accounting and Audit Plan

Management intends to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $1,250 to prepare its quarterly financial statements and approximately $1,750 to prepare our annual financial statements. Our independent auditor is expected to charge approximately $1,500 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, management anticipates spending approximately $15,000 to pay for our accounting and audit requirements.

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

Our current operating funds are not sufficient to complete the first phase of exploration on our mineral claims. We will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We have not made arrangements to secure any additional financing.

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

Date: March 5, 2007

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

  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's forth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

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

Date: March 5, 2007

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Atlin Mineral Exploration Corp. (the “Company”) on Form 10-QSB for the period ending January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Nadwynn Sing

Nadwynn Sing
Principal Executive Officer and Principal Financial Officer

Date: March 5, 2007