Form 10QSB
period 2007-04-30
Soltera Mining Corp.
filed 2007-06-14
CIK 1348610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

Commission file number     000-51841

SOLTERA MINING CORP.
(Exact name of small business issuer as specified in its charter)

______________________Nevada__________________ (State or other jurisdiction of incorporation or organization)	__________00-0000000_________ (I.R.S. Employer Identification No.)
______1005 – 289 Drake Street, Vancouver, British Columbia, V6B 5Z5, Canada____ (Address of principal executive offices)
___________604-732-1304_________ (Issuer’s telephone number)
______________________Atlin Mineral Exploration Corp._________________ (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 13, 2007
common stock - $0.001 par value	40,365,000

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

click here for printer-friendly PDF version

Form 10-QSB – Q2	Soltera Mining Corp.	2

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

SOLTERA MINING CORP.

(formerly Atlin Mineral Exploration Corp.)

(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

April 30, 2007

(Unaudited)

Form 10-QSB – Q2	Soltera Mining Corp.	3

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	April 30, 2007 $	October 31, 2006 $
	(unaudited)
ASSETS

Current Assets

Cash	103,267	27,194

Total Assets	103,267	27,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	3,568	750

Total Liabilities	3,568	750

Contingencies and Commitments (Note 1)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 40,365,000 and 39,765,000 shares issued and outstanding respectively	40,365	39,765

Additional Paid-In Capital	115,835	17,735

Donated Capital (Note 3)	14,250	9,750

Deficit Accumulated During the Exploration Stage	(70,751)	(40,806)

Total Stockholders’ Equity	99,699	26,444

Total Liabilities and Stockholders’ Equity	103,267	27,194

(The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q2	Soltera Mining Corp.	4

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from
	September 21, 2005	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to April 30,	April 30,	April 30,	April 30,	April 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3)	4,750	750	750	1,500	1,500
Donated services (Note 3)	9,500	1,500	1,500	3,000	3,000
General and administrative	12,146	1,801	5,402	2,141	5,535
Professional fees	37,569	9,284	5,250	21,469	7,700
Mineral property costs	6,786	–	–	1,835	1,001

Total Expenses	70,751	13,335	12,902	29,945	18,736

Net Loss	(70,751)	(13,335)	(12,902)	(29,945)	(18,736)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		39,980,700	39,762,000	39,871,100	39,762,000

(The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q2	Soltera Mining Corp.	5

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(29,945)	(18,736)

Adjustments to reconcile net loss to cash
Donated rent	1,500	1,500
Donated services	3,000	3,000

Change in operating assets and liabilities
Accounts payable	–	1,922
Accrued liabilities	2,818	(4,800)
Due to related party	–	(725)

Net Cash Used In Operating Activities	(22,627)	(17,839)

Financing Activities

Proceeds from issuance of common stock, net	98,700	–

Net Cash Flows Provided By Financing Activities	98,700	–

Increase (Decrease) in Cash	76,073	(17,839)

Cash - Beginning of Period	27,194	53,550

Cash - End of Period	103,267	35,711

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q2	Soltera Mining Corp.	6

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

April 30, 2007

(Expressed in U.S. Dollars)

(Unaudited)

1.

Exploration Stage Company

Soltera Mining Corp. (the “Company”) was incorporated in the State of Nevada on September 21, 2005 under the name Atlin Mineral Exploration Corp.  On May 30, 2007, the Company changed its name to Soltera Mining Corp. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. The Company currently trades under the symbol “SLTA.OB” on the OTC Bulletin Board.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2007, the Company has never generated any revenues and has accumulated losses of $70,751 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced significant revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  The Company’s fiscal year end is October 31.

b)

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2006, included in the Company’s Annual Report on Form 10-KSB filed on January 22, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2007, and the results of its operations and cash flows for the three month and six month periods ended April 30, 2007 and 2006. The results of operations for the period ended April 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Form 10-QSB – Q2	Soltera Mining Corp.	7

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

April 30, 2007

(Expressed in U.S. Dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2007, there were no potentially dilutive securities.

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007 and October 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)

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

h)

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

i)

Financial Instruments

Financial instruments, which include cash and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Form 10-QSB – Q2	Soltera Mining Corp.	8

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

April 30, 2007

(Expressed in U.S. Dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

j)

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

k)

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

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments,” using the fair value method.  The Company has not issued any stock options or share based payments since its inception.

m)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on the Company’s financial statements.

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

Form 10-QSB – Q2	Soltera Mining Corp.	9

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

April 30, 2007

(Expressed in U.S. Dollars)

(Unaudited)

2.

Summary of Significant Accounting Principles (continued)

m)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.

Related Party Balances/Transactions

a)

During the six month period ended April 30, 2007, the Company recognized a total of $1,500 (2006 - $1,500) for donated rent and $3,000 (2006 - $3,000) for donated services for office space and services provided by the President of the Company.

b)

During the period ended October 31, 2005, the Company entered into a mineral property agreement and a trust agreement with the President of the Company.  Refer to Note 4.

Form 10-QSB – Q2	Soltera Mining Corp.	10

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

April 30, 2007

(Expressed in U.S. Dollars)

(Unaudited)

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

5.

Common Stock

a)

On April 4, 2007, the Company effected a stock split by declaring a stock dividend on the basis of five new shares of common stock for every share of common stock outstanding.  The issued and outstanding common shares increased from 6,727,500 shares of common stock to 40,365,000 shares of common stock.  All share amounts have been retroactively adjusted for all periods presented.

b)

On March 29, 2007, the Company completed a private placement and issued 600,000 split-adjusted shares of common stock at a price of $0.17 per share for gross proceeds of $100,000. The Company incurred share issuance costs of $1,300 in connection with this private placement.

6.

Subsequent Events

a.

On May 1, 2007, the Company entered into a management agreement with the President of the Company who will provide management services for a one year term in consideration for $2,500 per month.

b.

On May 22, 2007, the Company entered into a mining exploration agreement with Decoors Mining Corp. who will provide exploration services from June to September 2007 for $14,000. A payment of $11,000 was made upon signing the agreement for future exploration costs and a final payment of $3,000 is due upon the completion of the exploration report and valid filing with the Province of British Columbia.

c.

On May 30, 2007, the Company changed its operating name to Soltera Mining Corp. through a Certificate of Amendment to the Articles of Incorporation with the State of Nevada.

Form 10-QSB – Q2	Soltera Mining Corp.	11

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF SOLTERA MINING CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Soltera was incorporated in the State of Nevada on September 21, 2005 and on May 30, 2007 changed its name from “Atlin Mineral Exploration Corp.” to “Soltera Mining Corp.”

Soltera is an exploration stage company.  Soltera’s principal business is the acquisition and exploration of mineral resources.  Soltera has not presently determined whether its Claims contain mineral reserves that are economically recoverable.

Soltera’s mineral claims in Atlin, British Columbia, Canada (the “Claims”) are in good standing until March 2, 2008 and have been assigned tenure numbers 529220 and 529221 by the Province of British Columbia (the “Province”).  Both Claims are identical in size and cover a combined area of 488 hectares (approximately 1,200 acres).  In order to keep the Claims in good standing, Soltera must perform and record exploration work of approximately $1,800 by March 2, 2008 or pay the equivalent amount to the Province in lieu of performing the exploration work.

Also, management has decided to expand Soltera’s focus and identify and assess new projects for acquisition purposes that are more global in nature.  Management will continue to focus on exploring and adding value to the project interests already acquired but will also now focus on new projects on an international level.  As a result of expanding its focus, Soltera changed its name.  The board of directors of Soltera believes that the name change will result in Soltera having a name that more accurately reflects the expanded focus of its business.

Plan of Operation

Exploration Plan

Soltera’s original exploration plan called for exploration to start on May 1, 2006, and in June 2006 management decided to delay the start of exploration to July 1, 2006.  However, due to competitive exploration conditions Soltera had difficulty locating an available prospecting team and exploration has not started as of June 1, 2007.  On January 12, 2007 Soltera paid the Minister of Finance in British Columbia, Canada a fee of $1,835 in lieu of exploration on its claims. This extended the expiry date of the claims to March 2, 2008. On May 22, 2007, Soltera engaged Decoors Mining Corp. of Atlin, British Columbia to perform the Phase One exploration program on the Claims.

The exploration agreement between Soltera and Decoors calls for the Phase One exploration program to be conducted between June 2007 and September 2007. Decoors has been presented with the geological report prepared by Erik Ostensoe and will explore the Claims as outlined in Ostensoe’s report.  However, Soltera has given the lead prospector of Decoors, Peter Burjoski authorization to use different modes of transportation and exploration techniques if Burjoski believes this will be more efficient in conducting the exploration program. Based on Ostensoe’s report, a two-person field crew will helicopter onto the Claims from Atlin, British Columbia and will stay for a period of 14 days.  During this period the crew will generally survey the Claims seeking any outcroppings and locating streams.  The crew will use global positioning equipment and take approximately 20 rock samples, 20 stream sediment samples, and 20 stream sediment panned concentrate samples.  All samples will be bagged and tagged for location, date and time for later analysis. After the 14 day period is over the crew will return to Atlin by helicopter. The cost of the Phase One program will be CDN$14,000 excluding applicable taxes.

Form 10-QSB – Q2	Soltera Mining Corp.	12

The samples obtained during Phase One will be analyzed at a laboratory and management will review the results in the winter of 2007.  Soltera will engage a consulting geologist to interpret the results of Phase One.  If Soltera is able to identify favorable rock formations and structures with elevated metal values Soltera will plan and conduct a second phase of exploration.

If the Phase Two exploration plan (“Phase Two”) were to proceed, Soltera’s consulting geologist has indicated that Soltera should budget approximately CDN$13,900 for Phase Two and it would be conducted in the 2008 exploration season.  A prospector and geologist will helicopter onto Soltera’s claims and will stay for a period of 10 days.   During this period the crew will use global positioning equipment and will obtain 50 samples from locations that would be determined in Phase One.  All samples will be bagged and tagged for location, date and time for later analysis.  After this 10 day period is over the crew will return to Atlin by helicopter. The cost estimate for Phase Two was made in November 2005, management believes that in reality these costs may be 25% to 50% higher in 2008 due to increased exploration costs experienced by prospecting companies like De Coors Mining. Decoors has cited increased energy, transportation and labor costs as reasons for this price inflation.

If Phase Two takes place, management will review its results in winter 2008.  If Soltera is able to continue to confirm elevated metal values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program (“Phase Three”).  Phase Three is expected to cost at least $18,000 (2005 cost estimate). At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. Phase Three would commence in June 2009 if Phase Two is successful

Risk Factors

An investment in Soltera’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Soltera’s Form SB-2 filed on March 1, 2006 and Soltera’s Form 10-KSB filed on January 22, 2007.

Financial Status

As at April 30, 2007, Soltera had a cash balance of $103,267.  Soltera’s original budget was anticipated to cover Phase One and Phase Two.  However, it has become apparent that Soltera may not currently have sufficient funds to complete Phase Two.  Soltera’s original estimates were incorrect because Soltera has had delays starting Phase One and ongoing legal and accounting costs have reduced its cash position.  Additionally, Soltera has suffered some Canadian dollar purchasing power because of the decline of the United States dollar.  Soltera may have to raise additional funds starting in April 2008, so that Phase Two could take place during the 2008 exploration season.  Also, Soltera will be seeking new mining claims and possibly making additions to management and the board of directors. These additions will cause Soltera to experience increased costs if these any of these additions occur. Management will monitor cash outflow rates and will attempt to conduct equity financings to account for any increased cash outflow rates.

Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Soltera’s common stock or sale of part of its interest in the Claims.  If Soltera is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Soltera.  Soltera does not have any financing arranged and we cannot provide investors with any assurance that Soltera will be able to raise sufficient funding from the sale of its common stock to fund Phase Two.  In the absence of such financing, Soltera’s business will fail.

Soltera may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete Phase Three.  Soltera has not undertaken any efforts to locate a joint venture partner for Phase Three.  If Soltera enters into a joint venture arrangement, it will assign a percentage of its interest in the Claims to the joint venture partner.

Form 10-QSB – Q2	Soltera Mining Corp.	13

Based on the nature of Soltera’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Soltera’s future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

•

Soltera’s ability to raise additional funding;

•

the market price for minerals;

•

the results of Soltera’s proposed exploration programs on the Claims; and

•

Soltera’s ability to find joint venture partners for the development of its Claims.

Due to Soltera’s lack of operating history and present inability to generate revenues, Soltera’s auditors have stated their opinion that there currently exists a substantial doubt about Soltera’s ability to continue as a going concern. Even if Soltera completes its current exploration program, and it is successful in identifying a mineral deposit, Soltera will have to spend substantial funds on further drilling and engineering studies before it will know if it has a commercially viable mineral deposit or reserve.

Results of Operation

Soltera has had no operating revenues since its inception on September 21, 2005, through to April 30, 2007.  Soltera’s activities have been financed from the proceeds of share subscriptions.  From its inception, on September 21, 2005, to April 30, 2007 Soltera has raised a total of $153,550 from private offerings of its common stock.

For the period from inception on September 21, 2005, to April 30, 2007, Soltera incurred total expenses of $70,751.  These expenses included $6,786 in mineral property costs represented by the cost charged to operations for the acquisition of the Claims.  Soltera incurred $37,569 in professional fees.  Soltera also expensed a total of $9,500 for donated services and $4,750 for donated rent both provided by its president.  Soltera had general and administrative expenses of $12,146.

For the three month period ended April 30, 2007, Soltera incurred total expenses of $13,335.  These expenses included (1) $nil in mineral property costs; (2) $9,284 in professional fees; (3) $1,500 for donated services provided by its president; (4) $750 in donated rent provided by its president; and (5) $1,801 for general and administrative expenses.

For the three month period ended April 30, 2006, Soltera incurred total expenses of $12,902.  These expenses included (1) $nil in mineral property costs; (2) $5,250 in professional fees; (3) $1,500 for donated services provided by its president; (4) $750 in donated rent provided by its president; and (5) $5,402 for general and administrative expenses.

Liquidity and Capital Resources

Soltera had a net working capital of $99,699 as of April 30, 2007, compared with a net working capital of $26,444 as of October 31, 2006.

There are no assurances that Soltera will be able to achieve further sales of its common stock or any other form of additional financing.  If Soltera is unable to achieve the financing necessary to continue its plan of operations, then Soltera will not be able to continue its exploration of the Claims and its business will fail.

Soltera intends to raise sufficient capital through an equity financing later this year to enable it to conduct a follow up exploration program on its property and to cover operational expenses for the ensuing year.  Management intends to minimize Soltera’s expenses and payments to preserve cash until Soltera can secure additional financing.  Specifically such cash management actions include donation of rent by Soltera’s director and officer.

Form 10-QSB – Q2	Soltera Mining Corp.	14

Net Cash Used in Operating Activities

For the three month period ended April 30, 2007, net cash used in operating activities increased to $22,627 compared with $17,839 for the same six month period in the previous fiscal year.

At April 30, 2007, Soltera had cash of $103,267.  During the six month period ended April 30, 2007, Soltera used $22,627 in cash for operating activities.  This was primarily a result of an operating loss of $29,945, offset by non-cash items for donated services of $3,000 and donated rent of $1,500, and a net increase in accrued liabilities of $2,818.  During the six month period ended April 30, 2007, Soltera paid $nil towards accounts payable.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the six month period ended April 30, 2007 as compared with $nil of cash used for the same six month period in the previous fiscal year.

Net Cash Used in Financing Activities

Net cash provided by financing activities increased to $98,700 for the six month period ended April 30, 2007 as compared with financing of $nil for the same six month period in the previous fiscal year as a result of the issuance of common stock in March 2007.

Off-balance Sheet Arrangements

Soltera has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Internal and External Sources of Liquidity

Soltera’s internal sources of liquidity will be loans that may be available to Soltera from management.  The president has loaned Soltera funds and donated services and rent.  Though Soltera has no written arrangements with its president Soltera expects that the president will provide Soltera with internal sources of liquidity if it is required.

If required, Soltera’s external sources of liquidity will be private placements for equity conducted outside the United States.  Soltera has not completed any definitive arrangements for any external sources of liquidity.

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at April 30, 2007.

Overview and Anticipated Expenses

Soltera intends to continue to have its outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor.  Soltera’s outside consultant charges approximately $1,250 to prepare Soltera’s quarterly financial statements and approximately $1,750 to prepare its annual financial statements.  Soltera’s independent auditor charges approximately $1,500 to review Soltera’s quarterly financial statements and approximately $5,000 to audit its annual financial statements.  In the next twelve months, management anticipates spending approximately $12,000 to pay for its accounting and audit requirements.

Additionally, management expects to incur legal costs of approximately $2,500 per quarter to support three quarterly 10-QSB filings and $5,000 to support one annual 10-KSB filing.  In the next twelve months, management anticipates spending approximately $12,500 for legal costs to pay for three quarterly filings and one annual filing.

Form 10-QSB – Q2	Soltera Mining Corp.	15

Soltera intends to implement its Phase One exploration program in the Summer of 2007 at a cost of CDN$14,000.  Soltera’s president is currently handling all aspects of Soltera’s business operations.

Critical Accounting Policies

Soltera’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of Soltera’s financial statements.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Soltera regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations.  Soltera bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Soltera may differ materially and adversely from Soltera’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Mineral Property Costs

Soltera has been in the exploration stage since its inception on September 21, 2005 and has not yet realized any revenues from its planned operations.  Soltera is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  Soltera assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments

Financial instruments, which include cash and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Soltera’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to Soltera’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, Soltera does not use derivative instruments to reduce its exposure to foreign currency risk.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Soltera’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.

Form 10-QSB – Q2	Soltera Mining Corp.	16

In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Soltera files with the Securities and Exchange Commission.  These factors may cause Soltera’s actual results to differ materially from any forward-looking statement.  Soltera disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

Nadwynn Sing, Soltera’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Soltera’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Sing has concluded that, as of the Evaluation Date, Soltera’s disclosure controls and procedures are effective in alerting Soltera on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Soltera’s internal controls or, to Soltera’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Soltera carried out this evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Soltera is not a party to any pending legal proceedings and, to the best of Soltera’s knowledge, none of Soltera’s assets are the subject of any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Soltera did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Soltera did not sell any unregistered equity securities, except for the following:

March 2007 - $1.00 Private Placement Offering

On March 29, 2007, the board of directors authorized the issuance of 600,000 (100,000 pre-split)restricted shares of common stock at a subscription price of $0.17 ($1.00 pre-split) per restricted share.  Soltera raised $100,000 in cash in this closing, and issued an aggregate 600,000 (100,000 pre-split) restricted shares of common stock to two non-US subscribers outside the United States.  Soltera set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the two non-US subscribers outside the United States in these two closings, Soltera relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Soltera complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Soltera received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.

Form 10-QSB – Q2	Soltera Mining Corp.	17

No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

April 2007 - Stock dividend

On April 4, 2007, the board of directors of Soltera declared a stock dividend on its outstanding shares of common stock.  For every share that a shareholder owned on April 17, 2007, that shareholder received an additional five (5) shares on April 23, 2007.  On April 24, 2007, the stock dividend was ex-dividend and Soltera’s trading price was adjusted accordingly.  The stock dividend resulted in an increase of the Soltera’s issued and outstanding share capital from 6,727,500 shares of common stock to 40,365,000 shares of common stock.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Soltera.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report, except for the following:

April 2007 – Name Change

On April 24, 2007, by way of consent resolutions, the shareholders approved by a majority vote the name change from “Atlin Mineral Exploration Corp.” to “Soltera Mining Corp.”  On May 8, 2007, Soltera filed with the Securities & Exchange Commission a Schedule 14C – Definitive Information Statement regarding the approval of the name change.  Soltera also mailed a copy of the Schedule 14C to each registered shareholder.  Soltera did not solicit any proxy from any shareholder for the approval of the name change.

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Soltera reported all information that was required to be disclosed in a report on Form 8-K.

Item 6.  Exhibits

(a)

Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Soltera’s previously filed Form SB-2, Form 10-KSB, and Form 10-QSB’s.

Exhibit	Description	Status
3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed

Form 10-QSB – Q2	Soltera Mining Corp.	18

3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera’s Form 8-K filed on May 31, 2007 and incorporated herein by reference	Filed
10.1

Property Agreement dated September 22, 2005 between Atlin Mineral Exploration Corp. and Nadwynn Sing, filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.

Filed
10.2

Trust Agreement dated September 22, 2005 between Atlin Mineral Exploration Corp. and Nadwynn Sing, filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.

Filed
10.3	Management Agreement dated May 1, 2007 between Atlin Mineral Exploration Corp. and Nadwynn Sing, filed as an Exhibit to Soltera’s Form 8-K filed on May 2, 2007 and incorporated herein by reference.	Filed
10.4

Letter Agreement dated May 22, 2007 between Atlin Mineral Exploration Corp. and Decoors Mining Corp., filed as an Exhibit to Soltera’s Form 8-K filed on May 29, 2007 and incorporated herein by reference.

Filed
14	Financial Code of Ethics, filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-QSB – Q2	Soltera Mining Corp.	19

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

/s/ Nadwynn Sing

Dated:

June 13, 2007

By:

Name:

Nadwynn Sing

Title:

CEO and CFO

(Principal Executive Officer and

  Principal Financial Officer)

Form 10-QSB – Q2	Soltera Mining Corp.	20

_________________________________________________________

Exhibit 31

__________________________________________________________

Form 10-QSB – Q2	Soltera Mining Corp.	21

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Nadwynn Sing, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Soltera Mining Corp.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  June 13, 2007

/s/ Nadwynn Sing

Nadwynn Sing
Chief Executive Officer

Form 10-QSB – Q2	Soltera Mining Corp.	22

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Nadwynn Sing, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Soltera Mining Corp.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  June 13, 2007

/s/ Nadwynn Sing

Nadwynn Sing
Chief Financial Officer

Form 10-QSB – Q2	Soltera Mining Corp.	23

_________________________________________________________________

Exhibit 32

_________________________________________________________________

Form 10-QSB – Q2	Soltera Mining Corp.	24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Soltera Mining Corp. (the “Company”) on Form 10-QSB for the period ending April 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and results of operations of the Company.

/s/ Nadwynn Sing

Nadwynn Sing
Chief Executive Officer
June 13, 2007

Form 10-QSB – Q2	Soltera Mining Corp.	25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Soltera Mining Corp. (the “Company”) on Form 10-QSB for the period ending April 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and results of operations of the Company.

/s/ Nadwynn Sing

Nadwynn Sing
Chief Financial Officer
June 13, 2007