Form 10QSB
period 2007-07-31
Soltera Mining Corp.
filed 2007-09-18
CIK 1348610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-51841

SOLTERA MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
1005 – 289 Drake Street, Vancouver, British Columbia, V6B 5Z5, Canada (Address of principal executive offices)
604-732-1304 (Issuer’s telephone number)
n/a (Former name, former address and former fiscal year, if changed since last report)

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

[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 13, 2007
common stock - $0.001 par value	42,565,000

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Form 10-QSB – Q3	Soltera Mining Corp.	2

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

SOLTERA MINING CORP.

(formerly Atlin Mineral Exploration Corp.)

(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

July 31, 2007

(Unaudited)

Index Balance Sheets F-1 Statements of Operations F-2 Statements of Cash Flows F-3 Notes to the Financial Statements F-4

Form 10-QSB – Q3	Soltera Mining Corp.	3

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	July 31, 2007 $	October 31, 2006 $
	(unaudited)
ASSETS

Current Assets

Cash	873,783	27,194
Prepaid expenses	315	–
Loan receivable – current portion (Note 3)	80,000	–

Total Current Assets	954,098	27,194

Loan receivable (Note 3)	100,000	–

Total Assets	1,054,098	27,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,750	–
Accrued liabilities	–	750
Due to a related party (Note 4(d))	14,072	–

Total Liabilities	15,822	750

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 42,565,000 and 39,765,000 shares issued and outstanding respectively	42,565	39,765

Additional Paid-In Capital	1,113,635	17,735

Donated Capital (Note 4(a))	15,000	9,750

Accumulated Other Comprehensive Loss	(50)	–

Deficit Accumulated During the Exploration Stage	(132,874)	(40,806)

Total Stockholders’ Equity	1,038,276	26,444

Total Liabilities and Stockholders’ Equity	1,054,098	27,194

(The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q3	Soltera Mining Corp.	4

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from
	September 21, 2005	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3)	5,500	750	750	2,250	2,250
Donated services (Note 3)	9,500	–	1,500	3,000	4,500
General and administrative	39,618	27,472	2,292	29,613	7,826
Professional fees	50,132	12,563	2,150	34,032	9,850
Management fees (Note 4)	9,694	9,694	–	9,694	–
Mineral property costs	18,430	11,644	–	13,479	1,001

Total Expenses	132,874	62,123	6,692	92,068	25,427

Net Loss	(132,874)	(62,123)	(6,692)	(92,068)	(25,427)

Other Comprehensive Loss

Foreign Currency Translation Adjustment	(50)	(50)	–	(50)	–

Comprehensive Loss	(132,924)	(62,173)	(6,692)	(92,118)	(25,427)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		40,802,000	39,762,000	40,184,800	39,762,000

 (The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q3	Soltera Mining Corp.	5

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(92,068)	(25,427)

Adjustments to reconcile net loss to cash used in operations:
Donated rent	2,250	2,250
Donated services	3,000	4,500

Change in operating assets and liabilities
Prepaid expenses	(315)	–
Accounts payable and accrued liabilities	1,000	(3,450)
Due to related party	17,944	(725)

Net Cash Used In Operating Activities	(68,189)	(22,852)

Investing Activities

Advances for loan agreement	(180,000)	–

Net Cash Used In Investing Activities	(180,000)	–

Financing Activities

Advances to a related party	(3,872)	–
Advances for a loan agreement (Note 3)	(180,000)	–
Proceeds from issuance of common stock, net	1,098,700	–

Net Cash Flows Provided By Financing Activities	914,828	–

Effect of Exchange Rate on Changes on Cash	(50)	–

Increase (Decrease) in Cash	846,589	(22,852)

Cash - Beginning of Period	27,194	53,550

Cash - End of Period	873,783	30,698

Non Cash Investing and Financing Activities
Amount owing for acquisition of Incas Mineral S.A.	1,500	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q3	Soltera Mining Corp.	6

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

July 31, 2007

(Expressed in U.S. Dollars)

(Unaudited)

1.

Nature of Operations and Continuance of Business

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2007, the Company has never generated any revenues and has accumulated losses of $131,374 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On May 30, 2007, the Company changed its name to Soltera Mining Corp. On July 24, 2007, the Company entered into a Stock Acquisition Agreement to acquire all of the issued and outstanding shares of Incas Mineral S.A. (“Incas”) for consideration of $1,500.

The Company’s common shares trade on the Over The Counter Bulletin Board (OTCBB) under the symbol, ‘SLTA.OB’.

2.

Summary of Significant Accounting Policies

a)

Consolidated Financial Statements and Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements represent the consolidation of the Company with its wholly owned subsidiary, Incas Mineral, S.A.  All intercompany transactions have been eliminated.  The Company’s fiscal year end is October 31.

b)

Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2006, included in the Company’s Annual Report on Form 10-KSB filed on January 22, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2007, and the results of its operations and cash flows for the three month and nine month periods ended July 31, 2007 and 2006. The results of operations for the period ended July 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Form 10-QSB – Q3	Soltera Mining Corp.	7

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

July 31, 2007

(Expressed in U.S. Dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

c)

Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2007, there were 1,100,000 dilutive securities.

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at July 31, 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.  As at October 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Form 10-QSB – Q3	Soltera Mining Corp.	8

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

July 31, 2007

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

h)

Financial Instruments

Financial instruments, which include cash, amounts due from related party, loan receivable, accounts payable, and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)

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

The functional currency of the wholly-owned subsidiary is the Argentine Peso. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

k)

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments,” using the fair value method.  The Company has not issued any stock options or share based payments since its inception.

Form 10-QSB – Q3	Soltera Mining Corp.	9

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

July 31, 2007

(Expressed in U.S. Dollars)

(Unaudited)

2.

Summary of Significant Accounting Principles (continued)

m)

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected have a material effect on the Company's consolidated financial statements.

n)

Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

Form 10-QSB – Q3	Soltera Mining Corp.	10

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

July 31, 2007

(Expressed in U.S. Dollars)

(Unaudited)

3.

Loan Receivable

On July 31, 2007, in conjunction with the mineral property exploration and option agreement as described in Note 5(b), the Company entered into a loan agreement (the “Agreement”) with Antonio Austin Giuilianotti (“Giuilianotti”) in exchange for cash proceeds of $180,000.  Under the terms of the Agreement, the proceeds are to be used to acquire equipment with the intent to explore and exploit the alluvial part of the optioned mineral claims held by Inca.  The amounts are unsecured, non-interest bearing, and are due on demand.  Commencing December 1, 2007, the Company will receive monthly repayments of $10,000 until full repayment of the loan.

4.

Related Party Balances/Transactions

a)

During the nine month period ended July 31, 2007, the Company recognized a total of $2,250 (2006 - $2,250) for donated rent at $250 per month and $3,000 (2006 - $4,500) for donated services at $500 per month for office space and services provided by the former President of the Company.  Commencing May 1, 2007, the Company entered into a management agreement with the former President of the Company to provide management services in exchange for $2,500 per month.  During the three month period ended July 31, 2007, the Officer received $7,500 (2006 - $nil) as compensation for management services.

b)

During the period ended October 31, 2005, the Company entered into a mineral property agreement and a trust agreement with the former President of the Company.  Refer to Note 5(a).

c)

On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month.  As at July 31, 2007, the Company recorded $2,194 of management services provided by the President of the Company for the period from July 24, 2007 to July 31, 2007.

d)

As at July 31, 2007, the Company is indebted to the President of the Company for $17,944 for consulting services and  management fees.  During the nine month period ended July 31, 2007, the Company advanced $3,872 to the President, resulting in a net amount of $12,572 owing to the President of the Company.  The amounts due are unsecured, non-interest bearing, and due on demand.

5.

Mineral Properties

a)

On September 22, 2006, the Company entered into an agreement with the President of the Company to acquire a 100% interest in sixteen mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for the issuance of 3,950,000 shares of common stock. The claims are registered in the name of the President, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. On March 2, 2006, the Company re-staked the sixteen mineral claims into two larger claims and renewed the trust agreement with the President.

b)

On July 6, 2007, Incas entered into a mineral property exploration and option agreement with Giulianotti whereby the Company has the exclusive right to explore one mineral claim in Argentina with an option to acquire a 100% interest in the mineral claim upon fulfilling the conditions set forth: (1) Incas is obliged to submit to Giulianotti a quarterly report with technical data and detailed expenses on the mineral claim; (2) Incas will pay to Giulianotti a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim; (3) upon commencement of the mineral claim, Incas will pay Giulianotti $3,500,000, less any payments made by Incas during the option period; (4)  Incas will also pay Giulianotti $20,000 on June 30, 2008, $40,000 on June 30, 2009, and $80,000 on June 30, 2010.

Additional terms of the agreement are:  (1) Within 12 months of signing the option agreement, Incas will conduct a geological and mining inspection and audit of the mineral claim; (2) Within 36 months of signing the option agreement, Incas will make an investment of $1,000,000 in the exploration of the mineral claim;  (3) From June 30, 2011 until the mineral claim are put into production, Incas will pay Giulianotti $100,000 biannually, with the first payment due on June 30, 2011.

Form 10-QSB – Q3	Soltera Mining Corp.	11

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

July 31, 2007

(Expressed in U.S. Dollars)

(Unaudited)

5.

Mineral Properties (continued)

c)

On July 6, 2007, Incas, the Company’s wholly owned subsidiary entered into a mineral property exploration and option agreement with Manuel Bernal Mateo (“Mateo”) whereby the Company has the exclusive right to explore three minerals claims in Argentina with an option to acquire a 100% interest in the properties upon fulfilling the conditions set forth: (1) Incas is obliged to submit to Mateo a quarterly report with technical data and detailed expenses on the mineral claim; (2) Incas will pay to Mateo a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim; (3) upon commencement of the mineral claim, Incas will pay Mateo $3,500,000, less any payments made by Incas during the option period; (4)  Incas will also pay Mateo $50,000 on June 30, 2008, $100,000 on June 30, 2009, and $200,000 on June 30, 2010.

Additional terms of the agreement are:  (1) Within 12 months of signing the option agreement, Incas will conduct a geological and mining inspection and audit of the mineral claim; (2) Within 36 months of signing the option agreement, Incas will make an investment of $1,000,000 in the exploration of the mineral claim; (3) From June 30, 2011 until the mineral claim are put into production, Incas will pay Mateo $150,000 biannually, with the first payment due on June 30, 2011.

6.

Common Stock

a)

On July 25, 2007, the Company issued 1,200,000 restricted units at a price of $0.50 per unit for proceeds of $600,000.  Each restricted unit consists of one restricted common share of the Company and one-half of a non-transferable share purchase warrant.  Each restricted warrant enables the holder of the warrant to purchase one additional restricted common share of the Company at a price of $0.75 per warrant for a period of two years from the date of the share agreement.

b)

On June 28, 2007, the Company issued 1,000,000 restricted units at a price of $0.40 per unit for proceeds of $400,000.  Each restricted unit consists of one restricted common share of the Company and one-half of a non-transferable share purchase warrant.  Each restricted warrant enables the holder of the warrant to purchase one additional restricted common share of the Company at a price of $0.55 per warrant for a period of two years from the date of the share agreement.

c)

On April 4, 2007, the Company effected a stock split by declaring a stock dividend on the basis of five new shares of common stock for every share of common stock outstanding.  The issued and outstanding common shares increased from 6,727,500 shares of common stock to 40,365,000 shares of common stock.  All share amounts have been retroactively adjusted for all periods presented.

d)

On March 29, 2007, the Company completed a private placement and issued 600,000 split-adjusted shares of common stock at a price of $0.17 per share for gross proceeds of $100,000. The Company incurred share issuance costs of $1,300 in connection with this private placement.

7.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $

Balance, October 31, 2006	–	–

Issued	1,100,000	0.66

Balance, July 31, 2007	1,100,000	0.66

Form 10-QSB – Q3	Soltera Mining Corp.	12

Soltera Mining Corp.

(formerly Atlin Mineral Exploration Corp.)

(An Exploration Stage Company)

July 31, 2007

(Expressed in U.S. Dollars)

(Unaudited)

7.

Share Purchase Warrants (continued)

As at July 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

500,000	$ 0.55	June 28, 2009
600,000	$ 0.75	July 25, 2009

1,100,000

8.

Commitments

(a)

On May 22, 2007, the Company entered into a mining exploration agreement with Decoors Mining Corp. who will provide exploration services from June to September 2007 in exchange for cash payment of $14,000.  A payment of $11,000 was made upon signing the agreement for future exploration costs and a final payment of $3,000 is due upon the completion of the exploration report and valid filing with the Province of British Columbia.

(b)

Refer to Notes 5(b) and (c).

(c)

Refer to Note 9.

9.

Acquisition

On July 24, 2007, the Company entered into a Stock Acquisition Agreement to acquire all of the issued and outstanding shares of Incas for consideration of $1,500.  Pursuant to the agreement, the Company entered into a management agreement with the President and CEO of the Company for providing management services in consideration for $8,500 per month.  As additional consideration, the Company agreed to issue, to the President of the Company, 10% of the issued and outstanding shares of the Company once the Company: (1) receives a bankable feasibility study on any group of mineral properties the Company has an interest and which the President of the Company is responsible for bringing to the Company; and (2) sells any such properties before a bankable feasibility study is completed, provided that the President does not own more than 65% of the issued and outstanding shares of the Company. This acquisition has been accounted for using the purchase method of accounting. The purchase price of $1,500 was allocated to mineral property costs as the net book value of Incas is nil. At July 31, 2007, the mineral property costs of $1,500 was charged to operations as the Company has not yet determined whether there are any proven reserves on the property.

Form 10-QSB – Q3	Soltera Mining Corp.	13

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

Argentina

On July 24, 2007, Soltera agreed to acquire all of the shares of Incas Mineral S.A. (“Incas”) from the sole shareholder of Incas, Fabio Montanari, for the purchase price of $1,500, which represents the costs for incorporating and organizing Incas in the jurisdiction of Argentina.

Incas has two agreements to explore and an option to purchase two projects in the province of Jujuy, Argentina. The first project is called “El Torno” and the second project is called “Zapaleri”. Soltera is currently focussing its efforts on the El Torno project.

The El Torno project is located in the Andean Cordillera in the extreme north-west of Argentina near the international border with Bolivia. The region is at altitudes around 4,000 metres and the nearest permanent habitation is the village of Santa Catalina village about 20 kilometres to the east.

The El Torno option agreement, between Manuel Bernal Mateo and Incas, is dated July 6, 2007 and covers three mineral claims in Argentina covering 3,947 hectares.  Incas has the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the properties upon fulfilling the following conditions:

a.

During the term of the option, Incas is obliged to submit to Mr. Mateo a quarterly report with technical data and detailed expenses on the mineral claims.

b.

Mr. Mateo will be entitled to a 1% of a Foundry Net Return, which can be purchased by Incas for $1 million anytime after production commences on the mineral claims.

c.

After commencement of production on the mineral claims, Incas will pay Mr. Mateo a total of $3.5 million, less any payments made by Incas during the option period.  Incas can choose one of the following payment plans:

i. one lump sum payment; or

ii. $500,000 every six months plus a penalty payment of $350,000.

d.

On July 30, 2007, Incas will loan either Mr. Mateo or Mr. Giulianotti $180,000 to be used to purchase a backhoe to be used in the exploration of the alluvial bed.  The borrower will repay the loan with $10,000 monthly payments commencing on December 1, 2007. Mr. Mateo has signed a special power of attorney with Mr. Giulianotti.  This term of the option agreement has been satisfied.

Form 10-QSB – Q3	Soltera Mining Corp.	14

e.

On June 30, 2008, Incas will pay Mr. Mateo $50,000.

f.

Within 12 months of signing the option agreement, Incas will conduct a geological and mining inspection and audit of the mineral claims.

g.

On June 30, 2009, Incas will pay Mr. Mateo $100,000.

h.

On June 30, 2010, Incas will pay Mr. Mateo $200,000.

i.

Within 36 months of signing the option agreement, Incas will make an investment of $1 million in the exploration of the mineral claims.

j.

From June 30, 2011 until the mineral claims are put into production, Incas will pay Mr. Mateo $150,000 biannually making the first payment on June 30, 201

The $180,000 loan was transferred to the Borrower in July 2007. However, the Borrower returned the funds in August 2007 due to a 30% withholding by the Argentinean government. Soltera still anticipates making the loan to the Borrower when the Borrower is able to receive the funds without the 30% withholding.

The Zapaleri project is also located in the Andean Cordillera in the extreme north-west of Argentina and is about 100 miles in proximity to El Torno.

The Zapaleri option agreement, between Antonio Augustin Giulianotti and Incas, is dated July 6, 2007 and covers one mineral claim in Argentina covering 6,395 hectares.  Incas has the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the mineral claim upon fulfilling the following conditions:

a.

During the term of the option, Incas is obliged to submit to Mr. Giulianotti a quarterly report with technical data and detailed expenses on the mineral claim.

b.

Mr. Giulianotti will be entitled to a 1% of a Foundry Net Return, which can be purchased by Incas for $1 million anytime after production commences on the mineral claim.

c.

After commencement of production on the mineral claim, Incas will pay Mr. Giulianotti a total of $3.5 million, less any payments made by Incas during the option period.  Incas can choose one of the following payment plans:

i. one lump sum payment; or

ii. $500,000 every six months plus a penalty payment of $350,000.

d.

On June 30, 2008, Incas will pay Mr. Giulianotti $20,000.

e.

Within 12 months of signing the option agreement, Incas will conduct a geological and mining inspection and audit of the mineral claim.

f.

On June 30, 2009, Incas will pay Mr. Giulianotti $40,000.

g.

On June 30, 2010, Incas will pay Mr. Giulianotti $80,000.

h.

Within 36 months of signing the option agreement, Incas will make an investment of $1 million in the exploration of the mineral claim.

Form 10-QSB – Q3	Soltera Mining Corp.	15

i.

From June 30, 2011 until the mineral claim are put into production, Incas will pay Mr. Giulianotti $100,000 biannually making the first payment on June 30, 2011.

In September 2007, Mr. Montanari received some information in JuJuy, Argentina that there may be a potential claim dispute on the Zapaleri claims. Soltera is currently seeking additional information about the potential dispute.

Canada

Soltera’s mineral claims in Atlin, British Columbia, Canada (the “Atlin Claims”) are in good standing until March 2, 2008 and have been assigned tenure numbers 529220 and 529221 by the Province of British Columbia (the “Province”).  Both Atlin Claims are identical in size and cover a combined area of 488 hectares (approximately 1,200 acres).  In order to keep the Atlin Claims in good standing, Soltera must perform and record exploration work of approximately $1,800 by March 2, 2008 or pay the equivalent amount to the Province in lieu of performing the exploration work.

Plan of Operation

Argentina Exploration Plan

As the Argentina claim rights are newly acquired through Soltera’s subsidiary Incas Mineral S.A., Soltera has not completed its exploration plan for El Torno or Zapareli.  In the next 12 months, management intends to complete the acquisition of Incas and to keep the two option agreements in good standing by complying with the terms of the option agreements, which will include conducting a geological and mining inspection and audit of the mineral claims.

Canada Exploration Plan

Soltera’s original Canadian exploration plan called for exploration to start on May 1, 2006, and in June 2006 management decided to delay the start of exploration to July 1, 2006.  However, due to competitive exploration conditions Soltera had difficulty locating an available prospecting team and as a result exploration has not started on the Atlin Claims.  On January 12, 2007 Soltera paid the Minister of Finance in British Columbia, Canada a fee of $1,835 in lieu of exploration on the Atlin Claims. This extended the expiry date of the Atlin Claims to March 2, 2008.

On May 22, 2007, Soltera engaged Decoors Mining Corp. of Atlin, British Columbia to perform the Phase One exploration program on the Atlin Claims.  The exploration agreement between Soltera and Decoors calls for the Phase One exploration program to be conducted between June 2007 and October 2007. Decoors has been presented with the geological report prepared by Erik Ostensoe and will explore the Atlin Claims as outlined in Ostensoe’s report.  However, Soltera has given the lead prospector of Decoors, Peter Burjoski authorization to use different modes of transportation and exploration techniques if Burjoski believes this will be more efficient in conducting the exploration program. Based on Ostensoe’s report, a two-person field crew will helicopter onto the Atlin Claims from Atlin, British Columbia and will stay for a period of 14 days.  During this period the crew will generally survey the Atlin Claims seeking any outcroppings and locating streams.  The crew will use global positioning equipment and take approximately 20 rock samples, 20 stream sediment samples, and 20 stream sediment panned concentrate samples.  All samples will be bagged and tagged for location, date and time for later analysis. After the 14 day period is over the crew will return to Atlin by helicopter. The cost of the Phase One program will be CDN$14,000 excluding applicable taxes.

The samples obtained during Phase One will be analyzed at a laboratory and management will review the results in the winter of 2007.  Soltera will engage a consulting geologist to interpret the results of Phase One.  If Soltera is able to identify favorable rock formations and structures with elevated metal values Soltera will plan and conduct a second phase of exploration.

Form 10-QSB – Q3	Soltera Mining Corp.	16

If the Phase Two exploration plan (“Phase Two”) were to proceed, Soltera’s consulting geologist has indicated that Soltera should budget approximately CDN$13,900 for Phase Two and it would be conducted in the 2008 exploration season.  A prospector and geologist will helicopter onto the Atlin Claims and will stay for a period of 10 days.   During this period the crew will use global positioning equipment and will obtain 50 samples from locations that would be determined in Phase One.  All samples will be bagged and tagged for location, date and time for later analysis.  After this 10 day period is over the crew will return to Atlin by helicopter. The cost estimate for Phase Two was made in November 2005, management believes that in reality these costs may be 25% to 50% higher in 2008 due to increased exploration costs experienced by prospecting companies like De Coors Mining. Decoors has cited increased energy, transportation and labor costs as reasons for this price inflation.

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

Financial Status

As at July 31, 2007, Soltera had a cash balance of $873,783.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Soltera’s common stock or sale of part of its interest in its Argentinean rights or its Atlin Claims.  If Soltera is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Soltera.  Soltera does not have any financing arranged and Soltera cannot provide investors with any assurance that Soltera will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Soltera’s business will fail.

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

Form 10-QSB – Q3	Soltera Mining Corp.	17

Results of Operation

Soltera has had no operating revenues since its inception on September 21, 2005, through to July 31, 2007.  Soltera’s activities have been financed from the proceeds of share subscriptions.  From its inception, on September 21, 2005, to July 31, 2007 Soltera has raised a total of $1,156,200 from private offerings of its common stock.

For the period from inception on September 21, 2005, to July 31, 2007, Soltera incurred total expenses of $132,874.  These expenses included $18,430 in mineral property costs represented by the cost charged to operations for the acquisition of mineral properties.  Soltera incurred $50,132 in professional fees.  Soltera also expensed a total of $9,500 for donated services and $5,500 for donated rent both provided by Nadwynn Sing, a director and officer of Soltera, and $9,694 for management fees.  Soltera had general and administrative expenses of $39,618.

For the three month period ended July 31, 2007, Soltera incurred total expenses of $62,123.  These expenses included (1) $11,644 in mineral property costs; (2) $12,563 in professional fees; (3) $750 in donated rent provided by its president; (4) $27,472 for general and administrative expenses; and (5) $9,694 in management fees.

For the three month period ended July 31, 2006, Soltera incurred total expenses of $6,692.  These expenses included (1) $nil in mineral property costs; (2) $2,150 in professional fees; (3) $1,500 for donated services provided by its president; (4) $750 in donated rent provided by its president; (5) $2,292 for general and administrative expenses; and (6) $nil in management fees.

Liquidity and Capital Resources

Soltera had a net working capital of $938,276 as of July 31, 2007, compared with a net working capital of $26,444 as of October 31, 2006.

There are no assurances that Soltera will be able to achieve further sales of its common stock or any other form of additional financing.  If Soltera is unable to achieve the financing necessary to continue its plan of operations, then Soltera will not be able to continue its exploration programs and its business will fail.

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

Net Cash Used in Operating Activities

For the three month period ended July 31, 2007, net cash used in operating activities increased to $68,189 compared with $22,852 for the same nine month period in the previous fiscal year.

At July 31, 2007, Soltera had cash of $873,783.  During the nine month period ended July 31, 2007, Soltera used $68,189 in cash for operating activities.  This was primarily a result of an operating loss of $92,068, offset by non-cash items for donated services of $3,000 and donated rent of $2,250, and $17,944 due to a related party.  During the nine month period ended July 31, 2007, Soltera paid $1,000 towards accounts payable.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the nine month period ended July 31, 2007 as compared with $nil of cash used for the same nine month period in the previous fiscal year.

Form 10-QSB – Q3	Soltera Mining Corp.	18

Net Cash Used in Financing Activities

Net cash flows provided by financing activities increased to $914,828 for the nine month period ended July 31, 2007 as compared with financing of $nil for the same nine month period in the previous fiscal year as a result of the issuance of common stock in June 2007 and July 2007.

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

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at July 31, 2007.

Overview and Anticipated Expenses

Soltera intends to continue to have its outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor.  Soltera’s outside consultant charges approximately $1,250 to prepare Soltera’s quarterly financial statements and approximately $1,750 to prepare its annual financial statements.  Soltera’s independent auditor charges approximately $1,850 to review Soltera’s quarterly financial statements and approximately $7,500 to audit its annual financial statements.  In the next twelve months, management anticipates spending approximately $18,000 to pay for its accounting and audit requirements.

Additionally, management expects to incur legal costs of approximately $2,500 per quarter to support three quarterly 10-QSB filings and $5,000 to support one annual 10-KSB filing.  In the next twelve months, management anticipates spending approximately $12,500 for legal costs to pay for three quarterly filings and one annual filing.

Soltera has to implement its Phase One exploration program on its Atlin Claims at a cost of CDN$14,000.  Also, Soltera will be required to make payments under the option agreements in the aggregate amount of $70,000 within the next 12 months and will be required to conduct a geological and mining inspection and audit of the mineral claims at an estimated cost of $30,000.

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

Form 10-QSB – Q3	Soltera Mining Corp.	19

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

Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

Fabio Montanari, Soltera’s Chief Executive Officer and Nadwynn Sing, Soltera’s Chief Financial Officer, have evaluated the effectiveness of Soltera’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Montanari and Mr. Sing have concluded that, as of the Evaluation Date, Soltera’s disclosure controls and procedures are effective in alerting Soltera on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Form 10-QSB – Q3	Soltera Mining Corp.	20

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Soltera did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Soltera did not sell any unregistered equity securities, with the exception of the 1 million units issued in June 2007 and the 1.2 million units issued in July 2007.  See Soltera’s Form 8-K filed with the SEC on August 2, 2007 for more details.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Soltera.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Soltera reported all information that was required to be disclosed in a report on Form 8-K.

Soltera has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Soltera undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Nadwynn Sing at 604-732-1304 to request a copy of Soltera’s code of ethics.  Management believes Soltera’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Form 10-QSB – Q3	Soltera Mining Corp.	21

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

Filed
10.5

Stock Acquisition Agreement dated July 24, 2007 between Soltera Mining Corp. and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.

Filed
10.6

First Option Agreement dated July 6, 2007 between Antonio Augustin Giulianotti and Incas Mineral, S.A. , filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.

Filed
10.7

Second Option Agreement dated July 6, 2007 between Manuel Bernal Mateo and Incas Mineral, S.A. , filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.

Filed
10.8

Share Transfer Agreement dated July 24, 2007 between Nadwynn Sing and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.

Filed
10.9

Loan Agreement dated July 30, 2007 among Soltera Mining Corp., Incas Mineral, S.A., and Antonio Augustin Giulianotti, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.

Filed
10.10

Share Transfer Agreement Amendment #1 dated August 20, 2007 between Nadwynn Sing and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on September 14, 2007 and incorporated herein by reference.

Filed
14	Code of Ethics.	Included

Form 10-QSB – Q3	Soltera Mining Corp.	22

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

/s/ Fabio Montanari

Dated:

September 14, 2007

By:  ___________________________________

Name:

Fabio Montanari

Title:

Director and CEO

(Principal Executive Officer)

/s/ Nadwynn Sing

Dated:

September 14, 2007

By:  ___________________________________

Name:

Nadwynn Sing

Title:

Director and CFO

(Principal Financial Officer)

Form 10-QSB – Q3	Soltera Mining Corp.	23

___________________________________________________________

Exhibit 14

___________________________________________________________

Form 10-QSB – Q3	Soltera Mining Corp.	24

SOLTERA MINING CORP.

CODE OF ETHICS

Overview

Soltera has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the “Employee” or “Employees”).  The Code reaffirms the high standards of business conduct required of all Employees.  The Code is part of Soltera’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices.  In most circumstances, the Code sets standards that are higher than the law requires.

Soltera has also adopted eight corporate values: Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Open Communications and Positive Attitude.  See Schedule “A” for a statement on each value.  The values have been adopted to provide a framework for all Employees in conducting themselves in their jobs.  These values are not intended to substitute for the Code, but will serve as guidelines in helping the Employees to conduct Soltera’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an Employee may find himself or herself.  It is meant to give each Employee the boundaries within which Soltera expects each Employee to conduct himself or herself while representing Soltera.  An Employee may find himself or herself in a situation where there is no clear guidance given by the Code.  If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to Soltera‘s values.  In addition, there are many resources upon which an Employee may rely, including the President and other Soltera officers and management.  Together all Employees can continue to make Soltera a company that sets a standard for fashion service companies.

Objective

One of Soltera’s objectives is to conduct all business operations in the utmost ethical manner utilizing common sense, good judgment, high ethical standards and integrity.  Soltera cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations.  In the course of meeting its business objectives, Soltera considers it essential that all Employees understand and comply with the Code and therefore share and participate in Soltera’s way of conducting business.

Standard of Conduct

Soltera insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities.  Soltera also expects the same in its relationships with all those with whom it does business.

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions.  Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of Soltera.

Form 10-QSB – Q3	Soltera Mining Corp.	25

No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so.  Each Employee is required to make a careful and considered judgment of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of Soltera to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices.  Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of Soltera.

Obeying the Law

All Employees of Soltera are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which Soltera conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.

It is expected that each Employee will use common sense, good judgment, high ethical standards and integrity in all the Employee’s business dealings.

Each Employee must commit to know and abide by all applicable laws and regulations.  Employees are expected to be familiar with the Code as it applies to their duties.  Each Employee is required to follow and to comply with the Code.  A refusal by any Employee to agree to be bound by the Code will be grounds for discipline up to and including dismissal.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

Enforcement of Code

The Code will be enforced at all levels fairly and without prejudice.  Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

Fabio Montanari, Soltera’s chief executive officer, has been appointed as Compliance Officer of Soltera, responsible for overseeing compliance with, and enforcement of, the Code.  Nadwynn Sing, Soltera’s chief financial officer, has been appointed as Assistant Compliance Officer of Soltera, responsible for overseeing compliance with, and enforcement of, the Code.  If an Employee encounters a situation that the Employee is not able to resolve by reference to the Code, the Employee should ask for help from the Compliance Officer or the Assistant Compliance Officer if they need assistance in understanding or interpreting any part of the Code.

Any Employee who, in good faith, has reason to believe any operation or activity of Soltera is in violation of the law or of the Code must call the matter to the attention of the Compliance Officer.  See Schedule “B” for a non-exhaustive list of reportable violations.

If the Employee has reason to believe that it would be inappropriate to report the operation or activity to the Compliance Officer, the Employee should report it to the Assistant Compliance Officer.  All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting Employee should provide sufficient information to enable a complete investigation to be undertaken.

Form 10-QSB – Q3	Soltera Mining Corp.	26

Any Employee who makes an allegation in good faith reasonably believing that a person has violated the law or the Code will be protected against retaliation.

Violations of the law or the Code will subject Employees to disciplinary action, up to and including termination of employment.  In addition, Employees involved may subject themselves and Soltera to severe penalties, including fines and possible imprisonment.  Compliance with the law and high ethical standards in the conduct of Soltera’s business should be a top priority for each Employee.

Insider Trading, Securities Compliance and Public Statements

Securities laws prohibit anyone who is in possession of material, non-public information (“Insider Information”) about a company from purchasing or selling stock of that company, or communicating the information to others.  Information is considered “material” if a reasonable investor would consider it to be important in making a decision to buy or sell that stock.  Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced.  Employees who become aware of such Inside Information about Soltera must refrain from trading in the shares of Soltera until the Inside Information is publicly announced.

Employees must also refrain from disclosing the insider Information to persons who do not have a need to know, whether they are inside Soltera or outside, such as spouses, relatives or friends.

Soltera makes regular formal disclosures of its financial performance and results of operations to the investment community.  Soltera also regularly issues press releases.  Other than those public statements, which go through official channels, Employees are prohibited from communicating outside Soltera about Soltera’s business, financial performance or future prospects.  Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

Financial Reporting

Soltera is required to maintain a variety of records for purposes of reporting to the government.  Soltera requires all Employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained.  Specifics of these requirements are available from the Compliance Officer.

Accuracy of Records

Soltera’s accounting records and supporting documents must accurately describe and reflect the nature and result of Soltera’s business operations.  All activities and results of Soltera’s business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on Soltera’s books.  Procedures for doing so must comply with Soltera’s financial policy and follow Soltera’s policy for authorization and documentation, as well as follow generally accepted accounting practices.  Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction.  In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose.  Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to Soltera’s Board of Directors.

Form 10-QSB – Q3	Soltera Mining Corp.	27

Record Keeping and Retention

To help maintain the integrity of Soltera’s record-keeping and reporting systems, each Employee must know his or her area’s records retention procedures, including how data is stored and retrieved.  It is that person’s responsibility to know how to document and transact any entries or records that he or she is responsible for.  All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of Soltera’s auditors or management.

Communicating Accurate and Timely Information

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of Soltera, each Employee is expected to be truthful and forthright.  This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

Confidentiality

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain.  Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose Soltera’s trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of Soltera as a means of making private profit, gain or benefit.

Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to Soltera or any of its industries, or to respond to comments about Soltera.  In today’s electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as “speaking to the media”.

Health and Safety

Soltera is committed to protecting the health and safety of its Employees.  Soltera expects employees to obey all laws and regulations designed to protect the health and safety of all employees, and to obtain and fully observe all permits necessary to do business.  At the very least, all Employees should be familiar with and comply with safety regulations applicable to their work areas.  Soltera will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of its Employees.  Employees who require an accommodation should contact the Compliance Officer.  Soltera will then engage in an interactive process to determine what reasonable accommodations may exist.

Form 10-QSB – Q3	Soltera Mining Corp.	28

Declaration of Interest

Each Employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in Soltera’s best interests (“Conflicts of Interest”). Conflicts of Interest can arise in many situations and occur most often in cases where the Employee or the Employee’s family obtains some personal benefit at the expense of Soltera’s best interests.

No Employee, or any member of Employee’s immediate family, is allowed to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of Soltera where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider.  Likewise, no Employee is allowed to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of Soltera, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of Soltera.  No Employee is allowed to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect Soltera’s business.

No Employee will use Soltera’s property, services, equipment or business for personal gain or benefit.

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee’s business dealings with any industry partners of Soltera.

Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with Soltera; (2) conduct business on behalf of Soltera with any company or firm in which the Employee or a family member has a substantial interest or affiliation.  Exceptions require advance written approval from Soltera’s Board of Directors.

Employees should not create the appearance that they are personally benefiting in any outside endeavor as a result of their employment by Soltera, or that Soltera is benefiting by reason of their outside interests.  Any Employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with the Compliance Officer.

Soltera expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and (2) giving assistance to competitors, which could be in conflict with the interests of Soltera or its clients.  All Employees are required to seek the consent of Soltera management if they intend to become partners or shareholders in companies outside Soltera’s corporate structure.

Fair Competition

Soltera’s policy is to comply fully with competition and antitrust laws throughout the world.  Soltera is committed to vigorous yet fair competition and supports the development of appropriate competition laws.  Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition.  It is advised that each Employee consult with the Compliance Officer before attending a meeting with a party who may be viewed as a competitor.

Form 10-QSB – Q3	Soltera Mining Corp.	29

International Trade

Soltera must comply with a variety of laws around the world regarding its activities.  In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

U.S. law and the Code prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty.  The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country.  This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of U.S. businesses.  Because Soltera is a U.S. company, this law applies to Soltera and all of its subsidiaries.  Any questions on this policy should be directed to the Compliance Officer.

Government Relations

Soltera is prohibited by law from making any contributions or expenditures in connection with any U.S. national election.  This includes virtually any activity that furnishes something of value to an election campaign for a federal office.  Use of Soltera’s name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the President of Soltera. Political contributions or expenditures are not to be made out of Soltera’s funds in any foreign country, even if permitted by local law, without the consent of the President of Soltera.

Vendors, Contractors, Consultants and Temporary Workers

Vendors, contractors, consultants or temporary workers who are acting on Soltera’s behalf, or are on Soltera’s property, are expected to follow the law, the Code, and honor Soltera’s values.  Violations will subject the person or firm to sanctions up to and including loss of the contract, the contracting or consulting agreement, or the discharge from temporary assignment.

Compliance with the Code

It is the responsibility of Soltera’s Board of Directors to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees.  Soltera’s Board of Directors will not criticize management for any loss of business resulting from adherence to the Code.  Equally, Soltera’s Board of Directors undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

The standards set out in the Code directly reflect Soltera’s high ethical standards.  Soltera expects and requires each and every Employee, as a representative of Soltera, to fulfill Soltera’s ethical commitment in a way that is visible to the outside world with which Soltera conducts its business operations.

Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach.

Form 10-QSB – Q3	Soltera Mining Corp.	30

Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to Soltera’s Board of Directors and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

Annual Acknowledgement

Each Employee will be required to sign a statement annually that he or she has read and understands Soltera’s Code of Ethics.  This statement will also require that the Employee state that he or she is in full compliance with the Code.  The form of statement is attached as Schedule “C”.

Form 10-QSB – Q3	Soltera Mining Corp.	31

SCHEDULE “A”

VALUES

FOCUS:  We exist only because we are in the mineral exploration business.

RESPECT: We value all people, treating them with dignity at all times.

EXCELLENCE: We strive for “Best in Class” in everything we do.

ACCOUNTABILITY: We do what we say we will do and expect the same from others.

TEAMWORK: We believe that cooperative action produces superior results.

INTEGRITY: We are honest with each other, our customers, our partners, our shareholders and ourselves

OPEN COMMUNICATION: We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

POSITIVE ATTITUDE: We work hard, are rewarded for it, and maintain a positive attitude with a good sense of perspective, humor and enthusiasm.

Form 10-QSB – Q3	Soltera Mining Corp.	32

SCHEDULE “B”

Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
Harassment
Industrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Form 10-QSB – Q3	Soltera Mining Corp.	33

SCHEDULE “C”

ACKNOWLEDGEMENT AND CERTIFICATION STATEMENT

I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of Soltera Mining Corp. and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of Soltera’s Code of Ethics.

Date:

Name (print):

Position:

Address:

Signature:

Form 10-QSB – Q3	Soltera Mining Corp.	34

___________________________________________________________

Exhibit 31

___________________________________________________________

Form 10-QSB – Q3	Soltera Mining Corp.	35

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Fabio Montanari, certify that:

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

4.  The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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

Date:  September 14, 2007

/s/ Fabio Montanari

Fabio Montanari
Chief Executive Officer

Form 10-QSB – Q3	Soltera Mining Corp.	36

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

4.  The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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

Date:  September 14, 2007

/s/ Nadwynn Sing

Nadwynn Sing
Chief Financial Officer

Form 10-QSB – Q3	Soltera Mining Corp.	37

___________________________________________________________

Exhibit 32

___________________________________________________________

Form 10-QSB – Q3	Soltera Mining Corp.	38

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Soltera Mining Corp. (the “Company”) on Form 10-QSB for the period ending July 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Fabio Montanari, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Fabio Montanari

Fabio Montanari
Chief Executive Officer
September 14, 2007

Form 10-QSB – Q3	Soltera Mining Corp.	39

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Soltera Mining Corp. (the “Company”) on Form 10-QSB for the period ending July 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and results of operations of the Company.

/s/ Nadwynn Sing

Nadwynn Sing
Chief Financial Officer
September 14, 2007