Form 10KSB
period 2007-10-31
Soltera Mining Corp.
filed 2008-02-21
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                      October 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________
Commission file number                                                      000-51841

SOLTERA MINING CORP.
(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1005 – 289 Drake Street, Vancouver, British Columbia, Canada	V6B 5Z5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (604) 732-1304

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ X ] Yes         [   ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  X ] Yes         [   ]  No

State issuer’s revenues for its most recent fiscal year.                                                                                                           $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $15,682,500 as of February 12, 2008 ($0.50 close X 31,365,000 shares)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 12, 2008
common stock - $0.001 par value	42,565,000

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Soltera’s registration statement on Form SB-2 filed on January 24, 2006; Exhibit 3.3 (Certificate of Amendment) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on May 31, 2007; Exhibit 10.1 (Property Agreement) filed as an exhibit to Soltera’s registration statement on Form SB-2 filed on January 24, 2006; Exhibit 10.2 (Trust Agreement) filed as an exhibit to Soltera’s Form SB-2 filed on January 24, 2006; Exhibit 10.3 (Management Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on May 2, 2007; Exhibit 10.4 (Letter Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on May 29, 2007;Exhibit 10.5 (Stock Acquisition Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on August 2, 2007; Exhibit 10.6 (First Option Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on August 2, 2007; Exhibit 10.7 (Second Option Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on August 2, 2007; Exhibit 10.8 (Share Transfer Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on August 2, 2007; Exhibit 10.9 (Loan Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on August 2, 2007; Exhibit 10.10 (Share Transfer Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on September 14, 2007; Exhibit 10.11 (Management Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on September 24, 2007; and Exhibit 14 (Financial Code of Ethics) filed as an exhibit to Soltera’s Form 10-QSB (Quarterly Report) filed on September 18, 2007.

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ X ]

Page - 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Soltera’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Soltera’s files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-KSB for the fiscal year ended October 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and Soltera disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Soltera may, from time to time, make oral forward-looking statements.  Soltera strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Soltera’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Soltera to materially differ from those in the oral forward-looking statements. Soltera disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.                      Description of Business.

(a)	Business Development

Soltera Mining Corp. (“Soltera”) is a Nevada corporation that was incorporated on September 21, 2005, under the name “Atlin Mineral Exploration Corp.”  On May 30, 2007, the company changed its name to “Soltera Mining Corp.” by a majority vote of its shareholders.

Incas Mineral, S.A. is an Argentinean company that was incorporated on July 6, 2007 (“Incas”).  Incas is a wholly-owned subsidiary of Soltera, with 98% of the shares registered in the name of Soltera and 2% of the shares registered in the name of Fabio Montanari, Soltera’s president, who is holding the shares in trust for Soltera pursuant to the terms and conditions of a bare trust.  See Exhibit 3.4 – Articles of Incorporation of Incas (translated) and Exhibit 10.12 - Bare Trust for more details.

Soltera maintains its statutory resident agent’s office at Suite 304, 2470 Saint Rose Parkway, Henderson, Nevada, 89074 and its business office is located at Suite 1005, 289 Drake Street, Vancouver, British Columbia, Canada, V6B 5Z5. Soltera’s office telephone number is (604) 732-1304.

Soltera is an exploration stage company engaged in the acquisition and exploration of mineral properties.  Soltera’s plan of operations is to conduct mineral exploration activities on the mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Soltera’s exploration program is designed to explore for commercially viable deposits of base and precious minerals, such as base, radioactive and precious metals, such as copper, zinc, molybdenum, uranium, silver and gold.  See “Business of Soltera” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

Soltera has an authorized capital of 75,000,000 shares of common stock with a par value of $0.001 per share with 42,565,000 shares of common stock currently issued and outstanding.

Page - 3

Soltera has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Soltera’s business.

(b)	Business of Soltera

Soltera is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”.  Soltera’s principal business is the acquisition and exploration of mineral resources.  Soltera has an interest in mineral claims located in Argentina (the “Argentinean Claims”) and near Atlin, British Columbia (the “Atlin Claims”).  Soltera has not presently determined whether the properties it intends to acquire contain mineral reserves that are economically recoverable.

Soltera is a start-up, development stage company, which has not generated any revenues from its mineral exploration activities.

In September 2007, Soltera, through Incas, began an exploration program on the El Torno Project and has completed a strategic geochemical prospecting and a structural geologic survey of the mineralized area.  Also, as of February 12, 2008, Soltera has completed its Phase 1 exploration work on the Atlin Claims, but the results have yet to be compiled by its geological consultants.

During the next 12 months, Soltera will continue the exploration program on the El Torno Project with a tactical geochemical prospecting, a geophysical prospecting another structural geological survey phase and will try to do some drilling.  Also, Soltera will continue to identify and assess new projects for acquisition purposes, but will also focus on exploring and adding value to the project interests acquired over the last few months.  Soltera will continue to identify and assess undervalued mineral properties for eventual acquisition.   Management will also focus on progressing exploration activities on the project interests that Soltera has secured thus far.  Also, management has undertaken efforts to locate a joint venture partner for Phase 2 of the mineral exploration program on the El Torno Project, which is part of the Argentinean Claims.

Property Interests

The following is a summary of Soltera’s principal property interests, segregated by the operations on Soltera’s claims.  Soltera does not have any assets or mineral properties that are currently in production or contain a reserve.

A.  Zapaleri Project – Argentinean Property

On July 6, 2007, Incas entered into an option agreement with Antonio Augustin Giulianotti.  The option agreement covers one mineral claim in Argentina covering 6,395 hectares (15,802 acres) (the “Zapaleri Project”).  There is a legal dispute that affects Incas’ rights on this mineral that has to be solved by the Mining Chamber of the Jujuy Province.  As a result of the legal dispute and until it is resolved, Incas is not required to commence any work or expense on this project.  After the solution of the legal dispute, if positive, Incas will have the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the Zapaleri Project upon fulfilling the following conditions:

a.	During the term of the option, Incas is obliged to submit to Mr. Giulianotti a quarterly report with technical data and detailed expenses on the Zapaleri Project.

b.	Mr. Giulianotti will be entitled to a 1% of a Foundry Net Return, which can be purchased by Incas for $1 million anytime after production commences on the Zapaleri Project.

c.
After commencement of production on the Zapaleri Project, Incas will pay Mr. Giulianotti a total of $3.5 million, less any payments made by Incas during the option period that can be a maximum of five years.  Incas can choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$500,000 every six months plus a penalty payment of $350,000.

d.	On or before June 30, 2008, Incas will pay Mr. Giulianotti $20,000.

e.	On or before June 30, 2009, Incas will pay Mr. Giulianotti $40,000.

Page - 4

f.	On or before June 30, 2010, Incas will pay Mr. Giulianotti $80,000.

g.	On or before July 6, 2010, Incas will make an investment of $1 million in the exploration of the Zapaleri Project.

h.	From June 30, 2011, and until the Zapaleri Project is put into production, Incas will pay Mr. Giulianotti $100,000 biannually, with the first payment due on or before June 30, 2011.

See Exhibit 10.7 - Second Option Agreement for more details.

Location and Access

The Zapaleri Project is located in the Andean Cordillera in the extreme north-west of Argentina and is about 100 miles in proximity to the El Torno Project.

The access to the Zapaleri Project is difficult and as the area is between 4,000 and 5,500 metres (13,123 and 18,044 feet) in the high Cordillera and there is not a consolidated road.  The location is near the tripoint of Cerro Zapaleri where Argentina hares a joint boundary with Bolivia and Chile.

Climate and Geomorphology

As there is no well maintained road to the Zapaleri Project, it can be reached between November and April when the climate is better as in other period the snow is abundant.

The morphology of the area is the typical highland Cordillera with big volcanic cone.

Geology and Mineralization

The area is covered by Volcanic tertiary and quaternary formations with a strong ferric alteration detectable from the satellites images.  The target can be an epi- or meso-thermal gold mineralization.

B.  El Torno Project – Argentinean Property

On July 6, 2007, Incas entered into an option agreement with Manuel Bernal Mateo.  The option agreement now covers five mineral claims in Argentina covering 7,863.24 hectares (19,430 acres) (the “El Torno Project”).  In October 2007, Incas conducted and completed a geological and mining inspection and audit of the El Torno Project.  As a result of the inspection and audit, Mr. Montanari was able to confirm the size of the other two mineral claims.  In the First Option Agreement the other two mineral claims are listed but there was no area coverage assigned to them.  These changes resulted in the El Torno Project being increased from 3,947 hectares to 7,863.24 hectares for the following mineral claims:  Mina Manolo (600 hectares), Mina La Despreciada (3,328.53 hectares), Mina El Torno Norte (2,385.43 hectares), Mina El Torno Sur (1,519.28 hectares), and Mina La Palca (30 hectares).

Incas has the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the El Torno Project upon fulfilling the following conditions:

a.	During the term of the option, Incas is obliged to submit to Mr. Mateo a quarterly report with technical data and detailed expenses on the El Torno Project.

b.	Mr. Mateo will be entitled to a 1% of a Foundry Net Return, which can be purchased by Incas for $1 million anytime after production commences on the El Torno Project.

c.
After commencement of production on the El Torno Project, Incas will pay Mr. Mateo a total of $3.5 million, less any payments made by Incas during the option period.  Incas can choose one of the following payment plans:

iii.	one lump sum payment; or

iv.	$500,000 every six months plus a penalty payment of $350,000.

Page - 5

d.
On July 30, 2007, Incas was to lend either Mr. Mateo or Mr. Giulianotti $180,000 to be used to purchase a backhoe to be used in the explotation of the alluvial bed.  The borrower was to repay the loan with $10,000 monthly payments commencing on December 1, 2007. Mr. Mateo has signed a special power of attorney with Mr. Giulianotti.  The $180,000 loan was transferred to the Borrower in July 2007. However, the Borrower returned the funds in August 2007 due to a 30% withholding by the Argentinean government. Soltera still anticipates making the loan to the Borrower when the Borrower is able to receive the funds without the 30% withholding.  On September 25, 2008, Soltera loaned Mr. Giulianotti $180,000 to be used to purchase the backhoe to be used in the exploration of the alluvial bed.  The borrower will repay the loan with $10,000 monthly payments commencing on December 1, 2007.  To date, Soltera has not received any loan repayments but expects Mr. Giulianotti to begin making the loan repayments by March 31, 2008.  If Mr. Giulianotti does not make payments, Soltera will deduct any overdue payments from any amounts that Soltera will owe Mr. Giulianotti in the future.  See below and Exhibit 10.9 – Loan Agreement for more details.

e.	On or before June 30, 2008, Incas will pay Mr. Mateo $50,000.

f.
On or before July 6, 2008, Incas was to conduct a geological and mining inspection and audit of the El Torno Project.  In October 2007, Incas conducted and completed a geological and mining inspection and audit of the El Torno Project.

g.	On or before June 30, 2009, Incas will pay Mr. Mateo $100,000.

h.	On or before June 30, 2010, Incas will pay Mr. Mateo $200,000.

i.	On or before July 6, 2009, Incas will make an investment of $1 million in the exploration of the El Torno Project.

j.	From June 30, 2011, and until the El Torno Project is put into production, Incas will pay Mr. Mateo $150,000 biannually, with the first payment due on or before June 30, 2011.

See Exhibit 10.6 - First Option Agreement for more details.

Location and Access

The El Torno Project is also located in the Andean Cordillera in the extreme north-west of Argentina in the Puna Jujeña, Jujuy Province of Argentina, near the international border with Bolivia. The region is at altitudes around 4,000 metres (13,123 feet) and the nearest permanent habitation is the village of Santa Catalina village about 15 kilometres (9.5 miles) to the east.

The infrastructure on the El Torno Project comprises electricity 20 kilometres (12.5 miles) far (to the village of Santa Catalina) and a road passable all the year by trucks.  The water is abundant in the river cutting the big vein and at the border with Bolivia 12 kilometres (7.5 miles) far from the mine there is a very big river.

Climate and Geomorphology

The area is comprised between 3,800 and 4,300 metres (12,467 and 14,107 feet), but the latitude over the Capricorn Tropic determinate a good climate, without snow and with the rain precipitation concentrated in the summer season.  The winter is gentle and the works are possible the entire year.

The morphology of the area is also gentle as are absent deep slope and steep mountain.  For this reason the access road to the El Torno Project does not need much maintenance.

Geology and Mineralization

On the El Torno Project, there is an old mine, exploited from Incas and Jesuits, with more than 1,000 metres (3,280 feet) of gallery.  Since January 2006, the owner of the El Torno Project has been exploiting the alluvial part of the deposit that has a thickness of 2 - 3 metres (6.5 – 9.8 feet) and an alluvial conoid close to the main vein with a maximum thickness of 8 metres (26 feet).  The deposit is composed by a big quartz vein, sub-vertical, with a direction North-South, with around 14 kilometres (8.7 miles) of long and 9 to 14 metres (46 feet) of large and by a stock-work system of little quartz and pyrite vein around the principal quartz vein with a large of 300 metres (984 feet), with two principal direction: 100-130° and 0 – 20°.  The El Torno Project was investigated by Puma Minerals in 1997 and by Peñoles between August and December 1999.  Puma Minerals conducted more than 2,100 metres (6,890 feet) of drilling.  Following the exploration consisting in the reinterpretation of the Puma Minerals work, Peñoles conducted in trenches, grab samples, detailed geologic survey and geophysical prospecting by IP methods.  In a second stage, Peñoles carried out an estimation of the main structure cut by the drills of Puma in an extension of 1.3 kilometres (0.8 miles).  In the only three geophysical profiles performed by Peñoles on the first 1.3 kilometres (0.8 miles) it is also observed the presence of a cloak type structure with moderate to high chargeability, located between the 50 and 125 metres (164 and 410 feet) of depth whose better anomalies were not cut by the Puma Minerals drills.

Page - 6

C.  Atlin Claims – Canadian Property

The Atlin Claims are unencumbered and in good standing and there are no third party conditions which affect the Atlin Claims other than conditions defined by the Province of British Columbia described below. The combined claims together make up an area of 488 hectares (1,206 acres).  Soltera has no insurance covering the Atlin Claims. Soltera believes that no insurance is necessary since the Atlin Claims are unimproved and contain no buildings or improvements. The tenure number, claim name, owner, good to date, status, and area as typically recorded in British Columbia is as follows:

Tenure Number	Claim Name	Owner	Good to Date	Status	Area (Hectares)
529220	Soltera 1	146718 100%	2008/March/02	Good	244.221
529221	Soltera 2	146718 100%	2008/March/02	Good	244.221

There is no assurance that a commercially viable mineral deposit exists on the Atlin Claims.  Further exploration will be required before an evaluation as to the economic feasibility of the Atlin Claims is determined.  It is Soltera’s intention to incorporate a British Columbia subsidiary company and record the deed of ownership in the name of Soltera’s subsidiary if minerals are discovered on the Atlin Claims and it appears that it would be economically viable to commercially mine the Atlin Claims.  Soltera’s consulting geologist has written a report and provided Soltera with recommendations of how Soltera should explore the Atlin Claims.  Until Soltera can validate otherwise, the Atlin Claims are without known reserves and Soltera is planning a three phase exploration program as recommended by its consulting geologist.  Soltera has completed its Phase 1 exploration work on the Atlin Claims, but the results have yet to be compiled by its geological consultants.

Location and Access

The Atlin Claims are located approximately 25 miles northeast of Atlin, British Columbia, Canada.  The coordinates of the center of the claims at 59°48' North and 133°12' West.  The Atlin Claims occupy a rectangular block with dimensions 2 kilometers by 2 kilometers (approximately 1.25 miles by 1.25 miles) and cover and area of 400 hectares (approximately 988 acres).  The Atlin Claims lie approximately 2 miles north-northeast of the north end of Surprise Lake. Consolation Creek lies approximately 3.5 miles north and flows northeasterly into Gladys Lake.

The Atlin Claims are located in a “saddle” area between two major drainages:  Surprise Lake to the south and Gladys Lake to the northeast.  The area is on of gentle to moderate slopes: the highest elevations are approximately 3,600 feet above sea level.  The Atlin Claims have, variously, sparse cover of evergreen trees and thick growths of willow brush and berry bushes.

The town of Atlin is situated on the east shore of Atlin Lake, in northern British Columbia, has a population of about 350 permanent residents, and offers most services required in support of mining activities.  The south end of Surprise Lake is accessed by local roads and the north end of the lake can be reach by circuitous routes following miners' roads or by boat.  The Atlin Claims are a short hike from the north end of Surprise Lake.  For convenience and practical considerations, the Atlin Claims are best reached from helicopter flight from Atlin.

Climate and Geomorphology

The Atlin district has a favorable climate, with warm summers, cold winters and moderate precipitation equally in the form of rain and snow.  Permafrost is present in sheltered areas and may be a slight impediment to mineral property investigations.  Access to the Atlin Claims is restricted to the period between May 1 and October 15 due to snow in the area.

The Surprise Lake batholith is of Cretaceous age and essentially alaskite composition.  It is elliptical in outline extending easterly from the west side of Surprise Lake almost to Teslin Lake.  On a larger scale, it occurs centrally with a vaguely defined ring of granatic plutons of apparent Jurrasic age. Regional structural within bedded formations are consistently aligned northwesterly, following Cordilleran trends.  The Atlin Claims have, variously, sparse cover of evergreen trees and thick growths of willow brush and berry bushes. There is no equipment, infrastructure or electricity on the Atlin Claims.

Page - 7

Geology and Mineralization

Soltera’s Atlin Claims are the subject of a geological report prepared by Erik A. Ostensoe, P. Geo., dated November 20, 2005.  Mr. Ostensoe has not been on the Atlin Claims, but he is familiar with the Atlin mining district and has reviewed various government publications, maps, and reports to determine the geology of the Atlin Claims.  The geological report indicates that the Atlin Claims are underlain by the Surprise Lake alaskitic intrusive batholith.  A batholith is a large emplacement of plutonic rock.  Plutonic rock is rock that forms from cooled magma deep in the Earth’s crust.  This geology indicates there is potential to locate gold, tungsten, molybdenum and uranium on the Atlin Claims.

Conditions to Retain Title to Atlin Claims

The Atlin Claims have an expiry date of March 2, 2008, and in order to maintain the tenures in good standing it will be necessary for Soltera to coordinate an agent to perform and record valid exploration work with value of CDN$4 per hectare in anniversary years 1, 2, and 3, and CDN$8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work.  Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Atlin Claims.

Competitive Conditions

The mineral exploration business is an extremely competitive industry.  Soltera is competing with many other companies exploring for minerals.  Soltera is one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, Soltera competes with other companies for financing and joint venture partners.  Additionally, Soltera competes for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Raw Materials

For the Atlin Claims, the raw materials for Soltera’s exploration program will be items including camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in either the city of Vancouver or town of Atlin in British Columbia, Canada from a variety of suppliers for the Atlin Claims.

For the Argentinean Claims, the raw materials for Soltera’s exploration program will be items including camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in either the city of  Santa Catalina (15 kilometres (9.3 miles) from the mineral claims), La Quiaca (80 kilometres (50 miles) from the mineral claims), Vilazon (Bolivia) (80 kilometres (50 miles) from the mineral claims), San Salvador de Jujuy (380 kilometres (236 miles) from the mineral claims) or in Salta (430 kilometres (267 miles) from the mineral claims) from a variety of suppliers for the El Torno Project and the Zapaleri Project.

Dependence on Major Customers

Soltera has no customers.

Intellectual Property and Agreements.

Soltera has no intellectual property such as patents or trademarks.  Additionally, Soltera has no royalty agreements or labor contracts.

Government Approvals and Regulations

For the Argentinean Claims, Soltera will be required to laws regulated by the Mining Chamber in the Jujuy Province in Argentina. Soltera will be required to conduct an environmental impact study on some of the Argentinean Claims.

For the Atlin Claims, Soltera will be required to comply with all regulations defined in the Mineral Tenure Act for the Province of British Columbia.  The Act is well defined by the Province of British Columbia and is available from Soltera upon request.

The effect of these existing regulations on the business is that Soltera is able to carry out its exploration program as planned. However, it is possible that a future government could change the regulations that could limit Soltera’s ability to explore its claims, but management believes this is highly unlikely.

Page - 8

Research and Development Expenditures

Soltera has not incurred any research or development expenditures since its inception on September 21, 2005.

Costs and Effects of Compliance with Environmental Laws

Soltera currently has no costs to comply with environmental laws concerning its exploration program.

Employees

Soltera does not have any employees other than Fabio Montanari and Nadwynn Sing, the directors and officers of Soltera.  Soltera intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on Soltera’s mineral claims starting in May or June of 2007, and as required throughout the course of the exploration program.  The funds that will be used to pay for the independent geologist, prospectors and consultants will be the funds that already exist in the corporate treasury and from funds that Soltera may have to raise in the future.

RISK FACTORS

An investment in Soltera’s common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this report in evaluating the company and its business before purchasing shares of the company‘s common stock. Soltera’s business, operating results and financial condition could be seriously harmed due to any of the following known material risks. The risks described below are not the only ones facing Soltera.  Additional risks not presently known to Soltera may also impair its business operations.  You could lose all or part of your investment due to any of these risks.

The primary risk that Soltera faces over the long term is that Soltera’s mineral claims may not contain a commercially viable mineral deposit.  If the mineral claims do not contain a commercially viable deposit this will have a material effect on Soltera’s ability to earn revenue and income as Soltera will not be able to sell any minerals.

 Risks associated with Soltera:

1.	Soltera is an early exploration stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

A note provided by Soltera’s independent auditors in Soltera’s financial statements from the period from inception on September 21, 2005 to October 31, 2007 contains an explanatory note that indicates that Soltera is an early stage exploration company and its ability to continue as a going concern is dependent on continued financial support from its shareholders, raising additional capital to fund future operations, and to attain profitable operations.  The explanatory note states that, because of such uncertainties, there may be a substantial doubt about Soltera’s ability to continue as a going concern.  This note may make it more difficult for Soltera to raise additional equity or debt financing needed to run its business and is not viewed favorably by analysts or investors.  Soltera urges potential investors to review this report in its entirety before making a decision to invest in Soltera.

2.
Soltera lacks an operating history and has losses that it expects to continue into the future.  If the losses continue Soltera may have to suspend operations or cease operations and its stock value may decline.

Since Soltera’s inception on September 21, 2005 to October 31, 2007, Soltera has incurred net losses of $272,801.  Soltera expects to lose more money as it spends additional capital to explore its mineral claims.  Soltera cannot be certain whether it will ever earn a significant amount of revenues or profit, or, if Soltera does, that Soltera will be able to continue earning such revenues of profit.  Also, any economic weakness may limit Soltera’s ability to continue to explore its mineral claims.  Any of these factors could cause Soltera’s stock price to decline and result in you losing a portion or all of your investment.

Page - 9

3.	Soltera could become non-operational if it was unable to retain its directors and officers.

Soltera has no formal employment agreements with its directors and officers and their departure would result in Soltera being non-operational.  Management believes that Soltera’s future success will depend on the abilities and continued services of its directors and officers involved in the managing of Soltera’s exploration plan on its mineral claims.  Soltera is also materially dependent on its financial and geological consultants.  If Soltera is unable to retain the services of these consultants, or if Soltera is unable to attract qualified employees or consultants,  Soltera may be unable to prepare financial statements or understand the results of exploration, which could cause Soltera’s business to fail.

4.	Soltera does not expect to pay dividends in the foreseeable future.

Soltera has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future.  Soltera intends to retain earnings, if any, to develop an expand its business operations.

5.	Soltera’s management owns an aggregate 26.3% controlling interest in Soltera’s common stock.

Soltera’s management collectively owns 26.3% of Soltera’s outstanding common stock.  Investors may find the corporate decisions influenced by Soltera’s management are inconsistent with the interests of other stockholders.

 Risks associated with Soltera’s business:

6.	Soltera is required to make payments or expenditures. Failure to do so could cause Soltera to lose title to its mineral claims.

The Argentinean Claims require payments for certain bureaucratic processes to continue to register the claims for exploration. The cost to handle the filing for the bureaucratic processes is estimated to be approximately $30,000. Failure to make payments or improper filing could cause Soltera to lose title to any of the Argentinean Claims.

The Atlin Claims have an expiry date of March 2, 2008, and in order to maintain the mineral claims in good standing it will be necessary for Soltera to coordinate an agent to perform and record valid exploration work with value of approximately CDN $2,000 in anniversary years 1, 2, and 3, and CDN $4,000 in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work.  Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Atlin Claims.

7.	Soltera may not have viable mineral claims.

The El Torno Project has a history of exploration.  However, as Soltera have no yet completed sufficient exploration on the El Torno Project, it cannot confirm the results of the previous exploration work and Soltera cannot confirm that the El Torno Project contains any viable mineral claims.  Absence of viable mineral claims on the El Torno Project may cause Soltera’s business to fail.

To Soltera’s knowledge a professional geologist has not been on the Zapaleri Project.  The only information Soltera has on the Zapaleri Project is a satellite image indicates a large alteration zone, which may be an indication for possible mineralization.  A site visit to the Zapaleri Project by a professional geologist could reveal that the mineral claims cannot host a viable mineral deposit.  Absence of viable mineral claims on the Zapaleri Project may cause Soltera’s business to fail.

To Soltera’s knowledge a professional geologist has not been on its Atlin Claims. Soltera’s consulting geologist has prepared a geological report based on published information about the geology of the area and on the Atlin Claims.  However, a site visit to the Atlin Claims by a professional geologist could reveal that the mineral claims cannot host a viable mineral deposit.  Absence of viable mineral claims may cause Soltera’s business to fail.

8.	Soltera may need to enter a joint venture agreement with a senior mining company. Failure to do so may stall exploration.

If the results of Soltera’s proposed mineral exploration programs are successful, Soltera may need to enter a joint venture agreement with a senior mining company for the further exploration and possible production on its mineral claims.  Soltera would face competition from other junior mineral resource exploration companies who may also seek similar joint venture agreements.  In addition, if Soltera entered into a joint venture agreement, it would likely assign a percentage of its interest in the mineral claims to the joint venture partner.  If Soltera is unable to enter into a joint venture agreement with a senior mining company it could cause exploration to stall, which may cause the business to fail.

Page - 10

9.	Soltera may not be able to procure exploration consultants causing a delay in its exploration program.

Soltera competes with other mineral exploration companies for access to exploration consultants such as geologists, prospectors and field crew.  If Soltera is unable to engage exploration consultants in a timely manner this will result in a delay of Soltera’s planned exploration program on its mineral claims.  If Soltera’s exploration program is delayed then ongoing legal and accounting fees will reduce Soltera’s cash balance.  If Soltera experiences ongoing delays procuring exploration consultants, Soltera will not have enough funds to complete its planned exploration program.  If delays occur and Soltera is unable to raise additional funds, Soltera will not be able to conduct its planned exploration program and may cause Soltera’s business to fail

10.	Soltera may be delayed in exploration and any future mining efforts since access to the mineral claims is often restricted by inclement weather.

Access to the El Torno Project is possible all the year, but Soltera may suspend any work on the El Torno Project during the winter months as in this season the productivity can be less and the expenses higher.

Access to the Zapaleri Project is possible only between November and April and when the legal problem on the property will be solved Soltera will start the exploration in this period.

Access to the Atlin Claims is restricted to the period between May 1 and October 15 of each year due to snow in the area.

As a result, any attempts to visit, test, or explore any of the properties are largely limited to these few months of the year when weather permits such activities.  These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found.  Such delays can result in inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia or to meet the option terms on the Argentinean Claims.  If Soltera cannot meet deadlines, this could cause the business to fail.

11.	Soltera will be subject to compliance of government regulation, this may increase the anticipated time and cost of the exploration program.

There are several governmental regulations that materially restrict the exploration of minerals.  Soltera may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  While the planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase the time and costs of doing business and prevent Soltera from carrying out the exploration program.

12.	Soltera may not be able to obtain clear title to its mineral claims.

Under Argentinean law filings and payments are required to keep claims in good standing. Soltera will engage a mining notary in Argentina to assist it keeping the claims in good standing.  However, any errors by Soltera or the mining notary could cause Soltera to lose title or rights to its Argentinean Claims.

The Zapaleri Project dispute may take 12 to 18 months to be resolved.  If the dispute is not resolved in Soltera’s favor, Soltera will lose title and rights to the Zapaleri Project.

Under British Columbia law, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.  Since Soltera is a Nevada corporation it is not legally allowed to hold claims in British Columbia.  The Atlin Claims are being held in trust by its CFO.  If Soltera confirms economically viable mineral deposits on the Atlin Claims it will incorporate a British Columbia subsidiary to hold title the mineral claims and its CFO will transfer the Atlin Claims to the subsidiary.  Until Soltera can confirm viable mineral deposits, the CFO is holding the Atlin Claims in trust for Soltera by means of a trust agreement.  However, there could be situations such as the death of the CFO that could prevent Soltera from obtaining clear title to the Atlin Claims.

If Soltera is unable to obtain clear title to any of its mineral claims its business will likely fail.

Page - 11

 Risks associated with Soltera’s industry:

13.	Soltera may experience losses due to foreign exchange translations as a result of the volatility of the value of the US dollar.

Soltera holds a significant portion of its cash reserves in United States dollars and a portion of its expenses are due in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar expenses can result in both translation gains or losses in US dollar terms.  If there was to be a significant decline in the US dollar versus the Canadian dollar Soltera’s Canadian dollar expenses would increase.  Soltera has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.  Such foreign exchange fluctuations could cause Soltera to experience losses.

14.	Soltera is in an inherently risky business due to the speculative nature of mineral property exploration.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk.  Soltera cannot provide investors with any assurance that its mineral claims contain commercially viable mineral deposits.  The exploration program that it will conduct on the mineral claims may not result in the discovery of commercial viable mineral deposits.  Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration often result in unsuccessful exploration efforts. In such a case, Soltera’s business may fail.

15.	Soltera may become subject to liability due to the numerous hazards.

The search for minerals involves numerous hazards.  As a result, Soltera may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which Soltera cannot insure or against which it may elect not to insure.  Soltera currently has no such insurance nor does it expect to get such insurance for the foreseeable future.  If a hazard were to occur, the costs of rectifying the hazard may exceed Soltera’s asset value and cause it to liquidate all its assets resulting in failure of the business.

16.	Soltera may not be able to market any minerals that may be found since market factors in the mining business are out of its control.

The mining industry, in general, is intensely competitive and even if minerals are discovered, Soltera can provide no assurance to investors that a ready market will exist from the sale of any ore that is recovered from the mineral claims.  Numerous factors beyond Soltera’s control may affect the marketability of metals.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in Soltera not receiving an adequate return on invested capital.

17.	“Penny Stock” rules may make buying or selling Soltera’s shares of common stock difficult, and severely limit the market and liquidity of the shares of common stock.

Trading in Soltera’s shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules.  Soltera’s shares of common stock qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the common shares in the aftermarket.  The “penny stock” rules govern how broker/dealers can deal with their clients and “penny stocks”.  For sales of Soltera’s common stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you.  The additional burdens imposed on broker/dealers by “penny stock” rules may discourage broker/dealers from effecting transactions in Soltera’s shares of common stock, which severely limit their market price and liquidity of its shares of common stock.  This could prevent you from reselling your shares and may cause the price of the shares of the common stock to decline.  See “Penny Stock Rules” on page 16 for more details.

Item 2.                      Description of Property.

Soltera’s executive offices are located at Suite 1005, 289 Drake Street, Vancouver, British Columbia, Canada, V6B 5Z5.  Currently, Soltera pays $500 per month for this space pursuant to the terms and conditions of a management agreement.  See Exhibit 10.11 – Management Agreement for more details.

Soltera has an interest in mineral claims located in Argentina as described in Item 1 above.

Page - 12

Soltera also has two mineral claims located in the Atlin Mining Division, British Columbia, Canada as described in Item 1 above.

Item 3.                      Legal Proceedings.

Soltera is not a party to any pending legal proceedings and, to the best of Soltera’s knowledge, none of Soltera’s property or assets are the subject of any pending legal proceedings, with the exception of the following:

Soltera is aware of a potential claim dispute on the Zapaleri Project.  However, management believes that Soltera’s ownership rights are in good standing.  If Soltera’s ownership rights are lost, Soltera will promptly file a Form 8-K with the SEC disclosing the loss of ownership rights.   The legal dispute affects Incas’ rights on the Zapaleri Project and must be solved by the mining Chamber of the Jujuy Province.  Soltera is currently waiting for the decision of the mining Chamber of the Jujuy Province.  As a result of the legal dispute and until it is resolved, Incas is not required to commence any work or expense on this project.  After the solution of the legal dispute, if positive, Incas will have the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the Zapaleri Project upon fulfilling the conditions of the Second Option Agreement.

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)           Market Information

Soltera’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “AMXC” from May 23, 2006 to May 30, 2007, and is now quoted under the symbol “SLTA”.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended February 8, 2008.  The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
08 February 2008	$0.52	$0.42	Pink Sheets LLC
31 January 2008	$0.59	$0.40	Pink Sheets LLC
31 October 2007	$0.69	$0.45	Pink Sheets LLC
July 31, 2007	$0.65	$0.30	Pink Sheets LLC
30 April 2007 (after 5 for 1 dividend)	$0.30	$0.30	Pink Sheets LLC
23 April 2007	$2.60	$1.01	Pink Sheets LLC
31 January 2007	$1.50	$0.16	Pink Sheets LLC
31 October 2006	$0.16	$0.10	Pink Sheets LLC
31 July 2006	$0.10	$0.10	Pink Sheets LLC

(b)           Holders of Record

There are approximately 26 holders of record of Soltera’s common stock.

Page - 13

(c)           Dividends

Soltera has declared no cash dividends on its common stock, and is not subject to any restrictions that limit its ability to pay cash dividends on its shares of common stock.  Cash dividends are declared at the sole discretion of Soltera’s Board of Directors.

On April 4, 2007, the Board of Directors declared a stock dividend of 5 shares for every one share of common stock issued.  The stock dividend was paid out on April 23, 2007.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, with the exception of the following:

Fiscal 2005 Sales of Unregistered Securities

As of October 31, 2005 Soltera sold 6,627,500 shares of unregistered securities. All of these 6,627,500 shares were acquired from Soltera in private placements that were exempt from registration under Regulation S of the Securities Act of 1933.

The shares include the following:

1.	On September, 2005, Soltera issued 3,950,000 shares of common stock at a price of $0.001 per share for the acquisition of mineral claims from Soltera’s president at the time; and

2.	On October 31, 2005, Soltera issued 2,677,500 shares of common stock to 34 non-affiliate purchasers at a price of $0.02 per share for cash proceeds of $53,550.

With respect to all of the above offerings, Soltera completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the common stock was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  Soltera did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units.  Each purchaser represented to Soltera that the purchaser was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.  The subscription agreement executed between Soltera and the purchaser included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. The purchaser agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that Soltera is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act.  All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

March 2007 - $1.00 Private Placement Offering

On March 29, 2007, the board of directors authorized the issuance of 600,000 (100,000 pre-split) restricted shares of common stock at a subscription price of $0.17 ($1.00 pre-split) per restricted share.  Soltera raised $100,000 in cash in this closing, and issued an aggregate 600,000 (100,000 pre-split) restricted shares of common stock to two non-US subscribers outside the United States.  Soltera set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

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

Page - 14

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

June 2007 - $0.40 Private Placement Unit Offering

On June 25, 2007, the board of directors authorized the issuance of 1,000,000 restricted units at a subscription price of $0.40 per restricted unit.  Each restricted unit consisted of one restricted shares of common stock in the capital of Soltera and one-half of a non-transferable share purchase warrant.  Each restricted whole warrant enabled the holder to purchase one additional restricted share of common stock in the capital of Soltera at a price of $0.55 per restricted warrant for a period of two years.

This offering closed on June 28, 2007 and Soltera raised $400,000 in cash and issued an aggregate 1,000,000 restricted units to one non-US subscriber outside the United States.

For the one non-US subscriber outside the United States in this one closing, Soltera relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  The value of the restricted units was arbitrarily set by Soltera and had no relationship to its assets, book value, revenues or other established criteria of value.  All the restricted common shares issued in this offering were issued for investment purposes in a “private transaction”.  Management is satisfied that Soltera complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Soltera received from the subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares and warrants for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares or warrants with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Page - 15

July 2007 - $0.50 Private Placement Unit Offering

On July 16, 2007, the board of directors authorized the issuance of 1,200,000 restricted units at a subscription price of $0.50 per restricted unit.  Each restricted unit consisted of one restricted shares of common stock in the capital of Soltera and one-half of a non-transferable share purchase warrant.  Each restricted whole warrant enabled the holder to purchase one additional restricted share of common stock in the capital of Soltera at a price of $0.75 per restricted warrant for a period of two years.

This offering closed on July 25, 2007 and Soltera raised $600,000 in cash and issued an aggregate 1,200,000 restricted units to one non-US subscriber outside the United States.

For the one non-US subscriber outside the United States in this one closing, Soltera relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  The value of the restricted units was arbitrarily set by Soltera and had no relationship to its assets, book value, revenues or other established criteria of value.  All the restricted common shares issued in this offering were issued for investment purposes in a “private transaction”.  Management is satisfied that Soltera complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Soltera received from the subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares and warrants for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares or warrants with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

(e)	Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The shares of Soltera will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Soltera will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;
•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size, and format) as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

•	with bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for Soltera’s stock because it will be subject to these penny stock rules.  Therefore, stockholders may have difficulty selling those securities.

Item 6.                      Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF SOLTERA MINING CORP. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Soltera was incorporated in the State of Nevada on September 21, 2005 and on May 30, 2007 changed its name from “Atlin Mineral Exploration Corp.” to “Soltera Mining Corp.”

Soltera is an exploration stage company.  Soltera’s principal business is the acquisition and exploration of mineral resources.  Soltera has not presently determined whether its mineral claims contain mineral reserves that are economically recoverable.

Page - 16

Management has decided to expand Soltera’s focus and identify and assess new projects for acquisition purposes that are more global in nature.  Management will continue to focus on exploring and adding value to the project interests already acquired but will also now focus on new projects on an international level.

Argentina

On July 24, 2007, Soltera agreed to acquire all of the shares of Incas Mineral, S.A. (“Incas”) from the sole shareholder of Incas, Fabio Montanari, for the purchase price of $1,500, which represents the costs for incorporating and organizing Incas in the jurisdiction of Argentina.

Incas has two agreements to explore and an option to purchase two projects in the province of Jujuy, Argentina. The first project is called the “El Torno Project” and the second project is called the “Zapaleri Project”.  Soltera is currently focusing its efforts on the El Torno Project.

The El Torno Project is located in the Andean Cordillera in the extreme north-west of Argentina near the international border with Bolivia. The region is at altitudes around 4,000 metres (13,123 feet) and the nearest permanent habitation is the village of Santa Catalina village about 20 kilometres (12.5 miles) to the east.

The El Torno option agreement, between Manuel Bernal Mateo and Incas, is dated July 6, 2007 and covers five mineral claims in Argentina covering 7,863.24 hectares (19,430 acres).  Incas has the exclusive right to explore the El Torno Project with an option to acquire a 100% interest in the properties upon fulfilling certain conditions.  Currently, this option agreement is in good standing.  See “Item 1. Description of Business - (b) Business of Soltera” above for more information.

The Zapaleri Project is also located in the Andean Cordillera in the extreme north-west of Argentina and is about 100 miles in proximity to El Torno.

The Zapaleri option agreement, between Antonio Augustin Giulianotti and Incas, is dated July 6, 2007 and covers one mineral claim in Argentina covering 6,395 hectares (15,802 acres).  Incas has the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the mineral claim upon fulfilling certain conditions.  Currently, this option agreement is in good standing.  See “Item 1. Description of Business (b) Business of Soltera” above for more information.

Soltera is aware of a potential claim dispute on the Zapaleri Project.  However, management believes that Soltera’s ownership rights are in good standing.  If Soltera’s ownership rights are lost, Soltera will promptly file a Form 8-K with the SEC disclosing the loss of the ownership rights.

Canada

Soltera’s mineral claims in Atlin, British Columbia, Canada (the “Atlin Claims”) are in good standing until March 2, 2008 and have been assigned tenure numbers 529220 and 529221 by the Province of British Columbia (the “Province”).  Both Atlin Claims are identical in size and cover a combined area of 488 hectares (1,206 acres).  In order to keep the Atlin Claims in good standing, Soltera must perform and record exploration work of approximately $1,800 by March 2, 2008 or pay the equivalent amount to the Province in lieu of performing the exploration work.

Plan of Operation

Argentina Exploration Plan

As the Argentina claim rights are newly acquired through Soltera’s subsidiary Incas Mineral, S.A., Soltera has not completed its exploration plan for either the El Torno Project or the Zapaleri Project.  In the next 12 months, management intends to complete the acquisition of Incas and to keep the two option agreements in good standing by complying with the terms of the option agreements.

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

Page - 17

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

Financial Condition

As at October 31, 2007, Soltera had a cash balance of $718,868.  With the acquisition of Incas Mineral, S.A. and the Argentinean claims Soltera will need to make strategic decisions on how to deploy its funds.  Soltera’s current focus is on the El Torno Project and thus it is possible that Soltera will not have sufficient funds to continue exploration on the Atlin Claims.  Additionally, Soltera has suffered some Canadian dollar and Argentinean Peso purchasing power due to the decline of the United States dollar.

During the next 12 months, management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Soltera’s common stock or sale of part of Soltera’s interest in its mineral claims.  If management is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Soltera.  Soltera does not have any financing arranged and cannot provide investors with any assurance that management will be able to raise sufficient funding from the sale of Soltera common stock to fund further exploration of the Argentinean Claims or the Atlin Claims.  In the absence of such financing, Soltera’s business will fail.

Soltera may consider entering into a joint venture partnership by linking with a more senior mining company to provide the required funding to its exploration programs.  Management has undertaken some initial steps to seek a joint venture partner for further financing.  If Soltera enters into a joint venture arrangement, Soltera will assign a percentage of its interest in the mineral claims to the joint venture partner.

Page - 18

Based on the nature of Soltera’s business, Soltera anticipates incurring operating losses in the foreseeable future.  Soltera bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Future financial results are also uncertain due to a number of factors, some of which are outside Soltera’s control.  These factors include, but are not limited to:

•	management’s ability to raise additional funding;
•	the market price for ore;
•	the results of the proposed exploration programs on the mineral property; and
•	management’s ability to find joint venture partners for the development of Soltera’s property interests

Due to Soltera’s lack of operating history and present inability to generate revenues, Soltera’s auditors have stated their opinion that there currently exists a substantial doubt about Soltera’s ability to continue as a going concern. Even if Soltera completes the current exploration program, and it is successful in identifying a mineral deposit, Soltera will have to spend substantial funds on further drilling and engineering studies before Soltera will know if it has a commercially viable mineral deposit or reserve.

Accounting and Audit Plan

Management intends to continue to have Soltera’s outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor.  Soltera’s outside consultant is expected to charge Soltera approximately $1,250 to prepare its quarterly financial statements and approximately $1,750 to prepare its annual financial statements.  Soltera’s independent auditor is expected to charge approximately $2,500 to review its quarterly financial statements and approximately $12,000 to audit its annual financial statements.  In the next 12 months, management anticipates spending approximately $25,000 to pay for Soltera’s accounting and audit requirements.

Legal Expense Plan

Management expects to incur legal costs of approximately $4,000 per quarter to support three quarterly 10-QSB filings and $12,000 to support one annual 10-KSB filing.  In the next 12 months, management anticipates spending approximately $24,000 for legal costs to pay for three quarterly filings and one annual filing.

Results of Operations

Soltera has had no operating revenues since its inception on September 21, 2005, through to October 31, 2007.  Soltera’s activities have been financed from the proceeds of share subscriptions.  Since inception, on September 21, 2005, to October 31, 2007, Soltera raised a total of $1,152,250 from private offerings of its shares of common stock.

For the period from inception on September 21, 2005, to October 31, 2007, Soltera incurred total expenses of $272,801.  These expenses included (1) $52,925 in mineral acquisition and exploration costs on its mineral properties; (2) $85,703 in professional fees; (3) $38,183 for general and administrative costs; (4) $26,888 for travel and accommodation; (5) $56,250 for management fees; and (6) $15,000 for donated rent and services.

For the year ended October 31, 2007, Soltera incurred total expenses of $234,143.  These expenses included (1) $47,974 in mineral exploration costs on its mineral properties; (2) $56,250 in management fees; (3) $26,888 in travel and accommodation; (4) $69,603 in professional fees, which include legal accounting and auditor’s fees; (5) $28,178 for general and administrative costs; and (6) $5,250 for donated rent and services.

For the year ended October 31, 2006, Soltera incurred total expenses of $30,581.  These expenses included (1) $9,280 for general and administrative costs; (2) $11,300 in professional fees; (3) $9,000 for donated rent and services; and (4) $1,001 for the acquisition cost for the Atlin Claims.
Liquidity and Capital Resources

Soltera had working capital of $824,760 as of October 31, 2007, compared with $26,444 as of October 31, 2006.

There are no assurances that Soltera will be able to achieve further sales of its shares of common stock or any other form of additional financing.  If Soltera is unable to achieve the financing necessary to continue its plan of operations, Soltera will not be able to continue its exploration of its properties and its business will fail.

Page - 19

Management estimates that Soltera’s current cash will be sufficient to fully finance its operations at current and planned levels through October 2008.  Management intends to manage Soltera’s expenses and payments to preserve cash until Soltera is profitable, otherwise additional financing must be arranged.  Specifically, such cash management actions include donation of rent and services by Soltera’s directors and officers.

Net Cash Used in Operating Activities

Soltera had cash of $718,868 and working capital of $824,760 at October 31, 2007.

During the fiscal year ended October 31, 2007, Soltera used $223,322 in cash for operating activities compared with $26,356 for the previous fiscal year.  This was primarily a result of an operating loss of $231,995, offset by non-cash items for donated rent and services of $5,250, amortization of $65, an increase of $9,994 in accounts payable, an increase of $4,120 in amounts due to related party, and an increase of $2,516 in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to $183,343 for the fiscal year ended October 31, 2007 as compared with $nil for the previous fiscal year. The majority of the increase resulted from the advance of a loan receivable of $180,000.

Net Cash Used in Financing Activities

Net cash provided by financing activities increased to $1,098,700 for the fiscal year ended October 31, 2007 as compared with $nil for the previous fiscal year, resulting solely from the issuance of common stock for cash proceeds.

Off-Balance Sheet Arrangements

Soltera has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at October 31, 2007.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.   Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share
Soltera computed net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Page - 20

Cash and Cash Equivalents
Soltera considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Properties
Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Financial Instruments
Soltera’s financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties.  Unless otherwise noted, it is management's opinion that Soltera is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Page - 21

Item 7.                      Financial Statements

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
October 31, 2007

Page - 22

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Soltera Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2007 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 11, 2008

 Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	October 31, 2007 $	October 31, 2006 $

ASSETS

Current Assets

Cash	718,868	27,194
Due from a related party (Note 7(c))	4,120
Loan receivable – current portion (Note 5)	110,000	–
Other receivables	2,516	–

Total Current Assets	835,504	27,194

Property and Equipment (Note 4)	3,278	–
Loan receivable non-current portion (Note 5)	70,000	–

Total Assets	908,782	27,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	4,809	–
Accrued liabilities	5,935	750

Total Liabilities	10,744	750

Contingencies and Commitments (Notes 1, 6, and 10)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 42,565,000 and 39,765,000 shares issued and outstanding respectively	42,565	39,765

Additional Paid-In Capital	1,113,635	17,735

Donated Capital (Note 7(a))	15,000	9,750

Accumulated Other Comprehensive Income (Loss)	(361)	–

Deficit Accumulated During the Exploration Stage	(272,801)	(40,806)

Total Stockholders’ Equity	898,038	26,444

Total Liabilities and Stockholders’ Equity	908,782	27,194

(The accompanying notes are an integral part of these consolidated financial statements.)

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated from
	September 21, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to October 31,	October 31,	October 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 7)	5,500	2,250	3,000
Donated services (Note 7)	9,500	3,000	6,000
General and administrative	38,183	28,178	9,280
Professional fees	85,703	69,603	11,300
Management fees (Note 7)	56,250	56,250	–
Mineral property costs	52,925	47,974	1,001
Travel and accommodation	26,888	26,888	–

Total Expenses	274,949	234,143	30,581

Net Loss before other items	(274,949)	(234,143)	(30,581)

Other Income
Interest income	2,148	2,148	–

Net Loss	(272,801)	(231,995)	(30,581)

Other Comprehensive Income

Foreign Currency Translation Adjustment	(361)	(361)	–

Comprehensive Loss	(273,162)	(232,356)	(30,581)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		40,785,000	6,627,000

(The accompanying notes are an integral part of these consolidated financial statements.)

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from
	September 21, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to October 31,	October 31,	October 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(272,801)	(231,995)	(30,581)

Adjustments to reconcile net loss to cash used in operations:
Amortization	65	65	–
Donated rent	5,500	2,250	3,000
Donated services	9,500	3,000	6,000
Impairment of Mineral property costs	3,950	–	–

Change in operating assets and liabilities
Other receivables	(2,516)	(2,516)
Accounts payable and accrued liabilities	10,744	9,994	(4,050)
Due from related party	(4,120)	(4,120)	(725)

Net Cash Used In Operating Activities	(249,678)	(223,322)	(26,356)

Investing Activities

Proceeds from loan receivable	(180,000)	(180,000)	–
Purchase of property and equipment	(3,343)	(3,343)	–

Net Cash Used In Investing Activities	(183,343)	(183,343)	–

Financing Activities

Proceeds from issuance of common stock	1,152,250	1,098,700	–

Net Cash Flows Provided By Financing Activities	1,152,250	1,098,700	–

Effect of Exchange Rate on Changes on Cash	(361)	(361)	–

Increase (Decrease) in Cash	718,868	691,674	(26,356)

Cash - Beginning of Period	–	27,194	53,550

Cash - End of Period	718,868	718,868	27,194

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Financing and Investing Activities
Common shares issued for mineral property	3,950	–	–

(The accompanying notes are an integral part of these consolidated financial statements.)

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from September 21, 2005 (Date of Inception) to October 31, 2007
(Expressed in US dollars)

					Accumulated	Deficit
					Other	Accumulated
			Additional		Comprehensive	During the
	Common Stock		Paid-In	Donated	Income	Exploration
	Shares	Par Value	Capital	Capital	(Loss)	Stage	Total
	#	$	$	$	$	$	$

Balance – September 21, 2005 (Date of Inception)	–	–	–	–	–	–	–

Common stock issued for mineral property at $0.001/share	23,700,000	23,700	(19,750)	–	–	–	3,950

Common stock issued for cash at $0.02/share	16,065,000	16,065	37,485	–	–	–	53,550

Donated services and Expenses	–	–	–	750	–	–	750

Net loss for the period	–	–	–	–	–	(10,225)	(10,225)

Balance – October 31, 2005	39,765,000	39,765	17,735	750	–	(10,225)	48,025

Donated services and Expenses (Note 7 (a))	–	–	–	9,000	–	–	9,000

Net loss for the year	–	–	–	–	–	(30,581)	(30,581)

Balance – October 31, 2006	39,765,000	39,765	17,735	9,750	–	(40,806)	26,444

Common stock issued for cash at $0.17/share, net of issuance cost of $1,300	600,000	600	98,100	–	–	–	98,700

Common stock issued for cash at $0.40/share	1,000,000	1,000	399,000	–	–	–	400,000

Common stock issued for cash at $0.50/share	1,200,000	1,200	598,800	–	–	–	600,000

Donated services and expenses (Note 7 (a))	–	–	–	5,250	–	–	5,250

Foreign exchange currency translation	–	–	–	–	(361)	–	(361)

Net loss for the year	–	–	–	–	–	(231,995)	(231,995)

Balance – October 31, 2007	42,565,000	42,565	1,113,635	15,000	(361)	(272,801)	898,038

All per share amounts have been retroactively restated to reflect the stock dividend declared on April 4, 2007 on the basis of five new shares of common stock for every share of common stock outstanding.

(The accompanying notes are an integral part of these consolidated financial statements.)

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
October 31, 2007
(Expressed in US dollars)
1.      Nature of Operations and Continuance of Business

Soltera Mining Corp. (the “Company”) was incorporated in the State of Nevada on September 21, 2005 under the name Atlin Mineral Exploration Corp. (“Atlin”)  The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

On May 30, 2007, the Company changed its name from Atlin to Soltera Mining Corp. On July 24, 2007, the Company entered into a Stock Acquisition Agreement to acquire all of the issued and outstanding shares of Incas Mineral, S.A. (“Incas”), a company incorporated in Argentina, for consideration for $1,500.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  As at October 31, 2007, the Company has never generated any revenues and has accumulated losses of $272,801 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s common shares trade on the Over The Counter Bulletin Board (OTCBB) under the symbol, ‘SLTA.OB’.

2.      Summary of Significant Accounting Policies

a)	Consolidated Financial Statements and Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements represent the consolidation of the Company with its Argentinean wholly-owned subsidiary, Incas Mineral, S.A. (“Incas”).  All intercompany transactions have been eliminated.  The Company’s fiscal year end is October 31.

b)	Use of Estimates

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

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
October 31, 2007
(Expressed in US dollars)

2.       Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2007, there were 1,100,000 dilutive securities.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at October 31, 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

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

g)	Long-Lived Assets

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

h)	Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided on a straight-line basis over 5 to 10 years.

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
October 31, 2007
(Expressed in US dollars)

2.       Summary of Significant Accounting Policies (continued)

i)	Financial Instruments

Financial instruments, which include cash, loan receivable, other receivables, accounts payable, accrued liabilities and due from related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and Argentina, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

m)	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
October 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

m)	Recently Issued Accounting Pronouncements (continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

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

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
October 31, 2007
(Expressed in US dollars)

3.       Acquisition of Incas

On July 24, 2007, the Company entered into a Stock Acquisition Agreement to acquire all of the issued and outstanding shares of Incas for consideration of $1,500.  Pursuant to this agreement, the Company entered into a Management Agreement with the President and CEO of the Company to provide management services in consideration of $8,500 per month.  Additionally, the Company agreed to issue 10% of the then issued and outstanding share to the President of the Company upon the Company: (1) receiving a bankable feasibility study on any group of mineral properties the Company has an interest in and which the President of the Company is responsible for bringing to the Company; and (2) selling any such properties before a bankable feasibility study is completed, provided that the President does not own more than 65% of the then issued and outstanding shares of the Company. This acquisition has been accounted for using the purchase method of accounting. The purchase price of $1,500 was allocated entirely to mineral property costs as the net book value of Incas is nil.  At October 31, 2007, the mineral property costs of $1,500 was charged to operations as the Company has not yet determined whether there are any proven reserves on the property.

4.     Property and Equipment

			October 31,	October 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Furniture	2,773	36	2,737	–
Computer and equipment	570	29	541	–

	3,343	65	3,278	–

5.      Loan Receivable

On July 31, 2007, in conjunction with the mineral property exploration and option agreement as described in Note 6(b), the Company entered into a loan agreement (the “Agreement”) with the vendor in exchange for cash proceeds of $180,000.  Under the terms of the Agreement, the proceeds are to be used to acquire equipment with the intent to explore and exploit the alluvial part of the optioned mineral claims held by Incas.  The amount is unsecured, non-interest bearing, and due on May 1, 2009.  Commencing December 1, 2007, the Company will receive monthly repayments of $10,000 until full repayment of the loan.

6.  Mineral Properties

a)
On September 22, 2006, the Company entered into an agreement with the President of the Company to acquire a 100% interest in sixteen mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for the issuance of 23,700,000 post-forward split shares of common stock. The claims are registered in the name of the President, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. On March 2, 2007, the Company re-staked the sixteen mineral claims into two larger claims and renewed the trust agreement with the President.

b)
On July 6, 2007, prior to the Company’s acquisition of Incas, Incas entered into a mineral property exploration and option agreement with the vendor whereby the Company has the exclusive right to explore one mineral claim in Argentina with an option to acquire a 100% interest in the mineral claim upon fulfilling the conditions set forth: (1) Incas is obliged to submit a quarterly report to the vendor with technical data and detailed expenses on the mineral claim; (2) Incas will pay to the vendor a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim; (3) upon completion of the option payments, Incas will pay the vendor $3,500,000, less any payments made by Incas during the option period; (4)  Incas will also pay the vendor $20,000 on June 30, 2008, $40,000 on June 30, 2009, and $80,000 on June 30, 2010.

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
October 31, 2007
(Expressed in US dollars)
6.     Mineral Properties (continued)

Additional terms of the agreement are:  (1) Within 12 months of signing the option agreement, Incas will conduct a geological and mining inspection and audit of the mineral claim; (2) Within 36 months of signing the option agreement, Incas will make an investment of $1,000,000 in the exploration of the mineral claim; (3) From June 30, 2011 until the mineral claim is put into production, Incas will pay the vendor $100,000 bi-annually, with the first payment due on June 30, 2011.

c)
On July 6, 2007, Incas entered into a mineral property exploration and option agreement whereby the Company has the exclusive right to explore three minerals claims in Argentina with an option to acquire a 100% interest in the properties upon fulfilling the conditions set forth: (1) Incas is obliged to submit to the vendor o a quarterly report with technical data and detailed expenses on the mineral claim; (2) Incas will pay to the vendor a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim; (3) upon completion of the option payments, Incas will pay the vendor $3,500,000, less any payments made by Incas during the option period; (4)  Incas will also pay the vendor $50,000 on June 30, 2008, $100,000 on June 30, 2009, and $200,000 on June 30, 2010.

Additional terms of the agreement are:  (1) Within 12 months of signing the option agreement, Incas will conduct a geological and mining inspection and audit of the mineral claim; (2) Within 36 months of signing the option agreement, Incas will make an investment of $1,000,000 in the exploration of the mineral claim; (3) From June 30, 2011 until the mineral claim is put into production, Incas will pay the vendor $150,000 bi-annually, with the first payment due on June 30, 2011.

7.      Related Party Balances/Transactions

a)
During the year ended October 31, 2007, the Company recognized a total of $2,250 (2006 - $3,000) for donated rent at $250 per month and $3,000 (2006 - $6,000) for donated services at $500 per month for office space and services provided by the former President of the Company.  Commencing May 1, 2007, the Company entered into a management agreement with the former President of the Company to provide management services in exchange for $2,500 per month.  Commencing August 1, 2007, the Company entered into an agreement with this same individual in his capacity as the Company’s CFO and Corporate secretary to provide services in exchange for $3,500 per month and rent in exchange for $500 per month.  During the year ended October 31, 2007, the Company paid $18,000 (2006 - $nil) as compensation for management services and $1,500 (2006 - $nil) for rent.

b)
On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month.  During the year ended October 31, 2007, the Company recorded $38,250 of management services provided by the President of the Company.

c)	As at October 31, 2007, the Company is owed $4,120 (2006 - $nil) from the former President of the Company for cash advances. The amount owing is unsecured, non-interest bearing, and due on demand.

8.      Common Stock

a)
On July 25, 2007, the Company issued 1,200,000 post-forward split units at a price of $0.50 per unit for proceeds of $600,000.  Each unit consists of one common share and one-half of a non-transferable share purchase warrant.  Each whole warrant enables the holder to purchase one additional common share at a price of $0.75 per share for a period of two years.

b)
On June 28, 2007, the Company issued 1,000,000 post-forward split units at a price of $0.40 per unit for proceeds of $400,000.  Each unit consists of one common share and one-half of a non-transferable share purchase warrant.  Each whole warrant enables the holder to purchase one additional common share of the Company at a price of $0.55 per share for a period of two years.

c)
On April 4, 2007, the Company effected a stock split by declaring a stock dividend on the basis of five new shares of common stock for every share of common stock outstanding.  The issued and outstanding common shares increased from 6,727,500 shares of common stock to 40,365,000 shares of common stock.  All share amounts have been retroactively adjusted for all periods presented.

d)
On March 29, 2007, the Company completed a private placement and issued 600,000 post-forward split shares of common stock at a price of $0.17 per share for proceeds of $98,700, net of share issuance costs of $1,300

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
October 31, 2007
(Expressed in US dollars)

9.      Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $

Balance, October 31, 2006	–	–

Issued	1,100,000	0.66

Balance, October 31, 2007	1,100,000	0.66

As at October 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

500,000	$ 0.55	June 28, 2009
600,000	$ 0.75	July 25, 2009

1,100,000

10.           Commitments

(a)
On May 22, 2007, the Company entered into a mining exploration agreement with Decoors Mining Corp. to provide exploration services to the Company on the BC mineral properties from June to September 2007 for $14,000.  A payment of $11,000 was made upon signing the agreement to be applied to exploration costs and a final payment of $3,000 is due upon the completion of a geologist report and valid filing with the Province of British Columbia.

(b)	Refer to Note 6.

(c)
On July 24, 2007, the Company entered into a management agreement with the President of Company to provide management services in exchange for $8,500 per month.  In addition, the Company committed to issuing 10% of the issued and outstanding common shares of the Company once the Company: (i) receives a bankable feasibility study on any group of mineral properties in which the President if the Company is responsible for bringing to the Company; and (ii) sells any such properties before a bankable feasibility study is completed, provided that the President of the Company does not own more than 65% of the issued and outstanding common shares of the Company at any time.  As at October 31, 2007, the Company has not issued any common shares to the President of the Company with respective to the management agreement.

11.           Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses carried forward totalling $253,900 for tax purposes which expire commencing in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended October 31, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $79,400 and $7,600, respectively.

Soltera Mining Corp.
(formerly Atlin Mineral Exploration Corp.)
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
October 31, 2007
(Expressed in US dollars)

11.           Income Taxes (continued)

The components of the net deferred tax asset at October 31, 2007 and 2006, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	October 31, 2007 $	October 31, 2006 $

Net Operating Loss	253,900	27,150

Statutory Tax Rate	35%	35%

Effective Tax Rate	–	–

Deferred Tax Asset	88,900	9,500

Valuation Allowance	(88,900)	(9,500)

Net Deferred Tax Asset	–	–

Item 8.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Soltera’s accountants on accounting and financial disclosure.  Soltera’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 8A.     Controls and Procedures.

Disclosure Controls and Procedures

Fabio Montanari, Soltera’s Chief Executive Officer, and Nadwynn Sing, Soltera’s Chief Financial Officer, have evaluated the effectiveness of Soltera’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on such evaluation, Mr. Montanari and Mr. Sing has concluded that, as of the Evaluation Date, Soltera’s disclosure controls and procedures are effective in alerting Soltera on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the last fiscal quarter covered by this report, there were no changes in Soltera’s internal controls or, to Soltera’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Soltera carried out this evaluation.

Item 8B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-KSB, Soltera reported all information that was required to be disclosed in a report on Form 8-K.

Soltera is aware of a potential claim dispute on the Zapaleri Project.  However, management believes that Soltera’s ownership rights are in good standing.  If Soltera’s ownership rights are lost, Soltera will promptly file a Form 8-K with the SEC disclosing the loss of the ownership rights.

PART III

Item 9.                      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)           Identify Directors and Executive Officers

Each director of Soltera holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

The Directors and Officers of Soltera are as follow:

Name	Age	Positions Held and Tenure
Fabio Montanari	51	President, Chief Executive Officer, Principal Executive Officer, and Director since July 24, 2007
Nadwynn Sing	48	Chief Financial Officer, Treasurer, Corporate Secretary, Principal Financial Officer, Principal Accounting Officer and Director since September 21, 2005

The Directors named above will serve until the next annual meeting of the stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Fabio Montanari ●  Mr. Montanari (51 years old) has been a director and officer of Soltera since July 2007.  Mr. Montanari has been a geologist since 1985.  Mr. Montanari received his Doctor Degree in Geology in 1985 from the University of Ferrara (Italy).

Page - 36

Nadwynn Sing ●  Mr. Sing (48) has been a director and officer of Soltera since September 2005.  During the past five years, Mr. Sing has been a private investor in the real estate market in Vancouver, Canada.  Mr. Sing has been a purchaser of pre-completion condominiums and selling these condominiums at completion.  Additionally, Mr. Sing performs property management services on behalf of his elderly parents who own a number of real estate properties in British Columbia and Alberta, Canada. Mr. Sing has had no employer during the past five years.

 (b)           Identify Significant Employees

Soltera’s only significant employees are Fabio Montanari and Nadwynn Sing, the directors and officers of Soltera.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Soltera to become directors or executive officers.

(d)           Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Soltera is not aware of any failures to file a required report during the period covered by this annual report.

(f)           Nomination Procedure for Directors

Soltera does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Soltera has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)           Audit Committee Financial Expert

Soltera has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Soltera’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  Soltera’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of Soltera and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h)           Identification of Audit Committee

Soltera does not have a separately-designated standing audit committee.  Rather, Soltera’s entire board of directors performs the required functions of an audit committee.  Currently, Fabio Montanari and Nadwynn Sing are the only members of Soltera’s audit committee, but do not meet Soltera’s independent requirements for an audit committee member.  See Item 12. (c) Director independence below for more information on independence.

Page - 37

Soltera’s audit committee is responsible for: (1) selection and oversight of Soltera’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Soltera’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of October 31, 2007, Soltera did not have a written audit committee charter or similar document.

(i)           Code of Ethics

Soltera has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Soltera undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Nadwynn Sing at (604) 732-1304 to request a copy of Soltera’s financial code of ethics.  Management believes Soltera’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation.

Soltera has paid $57,750 in compensation to its named executive officers during its fiscal year ended October 31, 2007.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Fabio Montanari CEO July 2007 - present	2005 2006 2007	n/a n/a 38,250	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a 38,250
Nadwynn Sing CEO Sept 2005–July 2007 CFO Sept 2005–present	2005 2006 2007	nil nil 18,000	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil 1,500	nil nil 19,500

Since Soltera’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Soltera and any of its directors whereby such directors are compensated for any services provided as directors.

There are no employment agreements between Soltera and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Soltera or from a change in a named executive officer’s responsibilities following a change in control, with the exception of the following:

Pursuant to the terms and conditions of a management agreement, Soltera has retained the continued services of Nadwynn Sing for a term of 12 months beginning August 1, 2007 and expiring on July 31, 2008.  Mr. Sing will provide his services as the chief financial officer of Soltera and his business management expertise to Soltera in connection with its business activities.  Soltera will pay Mr. Sing US$3,500 per month for providing such services and will reimburse Mr. Sing for any reasonable out-of-pocket expenses that he incurs in fulfilling the terms of this agreement, including reimbursement for office rent in the amount of US$500 per month.  Either party may terminate the agreement with 60 days’ notice.  See Exhibit 10.11 – Management Agreement for more details.

Page - 38

Item 11.  Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy 09121	10,700,000	25.1%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 42,565,000 shares of common stock issued and outstanding as of February 12, 2008.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy 09121	10,700,000	25.1%
common stock	Nadwynn Sing 1005 – 289 Drake Street Vancouver, British Columbia V6B 5Z5 Canada	500,000	1.2%
common stock	Directors and Executive Officers (as a group)	11,200,000	26.3%
[1] Based on 42,565,000 shares of common stock issued and outstanding as of February 12, 2008.

(c)           Changes in Control

Soltera is not aware of any arrangement that may result in a change in control of Soltera.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

(a)           Transactions with Related Persons

Since the beginning of Soltera’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Soltera was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Soltera’s total assets at year-end for the last three completed fiscal years, except for the following:

1.	Acquisition of Property

On September 22, 2005, pursuant to the terms and conditions of a property agreement Soltera acquired the Atlin Claims from Nadwynn Sing, Soltera’s CFO.  Soltera issued 3,950,000 restricted shares of common stock to Mr. Sing as consideration for the Atlin Claims.  The Atlin Claims are registered in the name of Nadwynn Sing and are being held in trust on behalf of Soltera by Mr. Sing pursuant to the terms and conditions of a trust agreement dated September 22, 2005.  See Exhibit 10.1 – Property Agreement and Exhibit 10.2 – Trust Agreement for more details.

2.	Management Agreements

Pursuant to the terms and conditions of a management agreement, Soltera initially retained the services of Nadwynn Sing for a term of 12 months beginning May 1, 2007 and expiring on April 30, 2008.  Mr. Sing was to provide his services as the president and chief executive officer of Soltera.  Soltera paid Mr. Sing US$2,500 per month for providing such services.  This agreement was terminated on July 31, 2007, and Soltera entered into another management agreement with Mr. Sing.  Pursuant to the terms and conditions of the second management agreement, Soltera retained the continued services of Mr. Sing for a term of 12 months beginning August 1, 2007 and expiring on July 31, 2008.  Mr. Sing will continue to provide his services as the chief financial officer of Soltera and his business management expertise to Soltera in connection with its business activities.  Soltera Mining Corp. will pay Mr. Sing US$3,500 per month for providing such services and will reimburse Mr. Sing for any reasonable out-of-pocket expenses that he incurs in fulfilling the terms of this agreement, including reimbursement for office rent in the amount of US$500 per month.  See Exhibit 10.3 – Management Agreement and Exhibit 10.11 – Management Agreement for more details.

Page - 39

3.	Acquisition of Subsidiary

Pursuant to the terms and conditions of a stock acquisition agreement, Soltera acquired all of the shares of Incas Mineral, S.A. from Fabio Montanari, Soltera’s President, for the purchase price of $1,500.  Incas is a wholly-owned subsidiary of Soltera, with 98% of the shares registered in the name of Soltera and 2% of the shares registered in the name of Fabio Montanari, Soltera’s president, who is holding the shares in trust for Soltera pursuant to the terms and conditions of a bare trust.  See Exhibit 10.5 – Stock Acquisition Agreement and Exhibit 10.12 - Bare Trust for more details.

(b)           Promoters and control persons

During the past two fiscal years, Fabio Montanari and Nadwynn Sing have been promoters of Soltera’s business, but neither Mr. Montanari nor Mr. Sing have received anything of value from Soltera nor is any person entitled to receive anything of value from Soltera for services provided as a promoter of the business of Soltera.

(c)           Director independence

Soltera’s board of directors currently consists of Fabio Montanari and Nadwynn Sing.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Soltera’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Soltera or any other individual having a relationship which, in the opinion of Soltera’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Soltera in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Soltera’s stock will not preclude a director from being independent.

In applying this definition, Soltera’s board of directors has determined that neither Mr. Montanari nor Mr. Sing qualify as an “independent director” pursuant to the same Rule.

As of the date of the report, Soltera did not maintain a separately designated compensation or nominating committee.
Soltera has also adopted this definition for the independence of the members of its audit committee.  Fabio Montanari and Nadwynn Sing serve on Soltera’s audit committee.  Soltera’s board of directors has determined that neither Mr. Montanari nor Mr. Sing is “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and are not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Page - 40

Item 13.  Exhibits.

(a)           Index to and Description of Exhibits.

Exhibit	Description	Status
3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera’s Form 8-K filed on May 31, 2007 and incorporated herein by reference	Filed
3.4	Articles of Incorporation of Incas (translated).	Included
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
Filed
10.11
Management Agreement dated August 29, 2007, between Soltera Mining Corp. and Nadwynn Sing, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on September 24, 2007 and incorporated herein by reference.
Filed
10.12	Bare Trust dated July 24, 2007.	Included
14	Code of Ethics, filed as an Exhibit to Soltera’s Form 10-QSB (Quarterly Report) on September 18, 2007 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 41

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Soltera’s audit of consolidated annual financial statements and for review of financial statements included in Soltera’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007 - $12,100 – Manning Elliott LLP – Chartered Accountants
2006 - $4,485 – Manning Elliott LLP – Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Soltera’s consolidated financial statements and are not reported in the preceding paragraph:

2007 - $0 – Manning Elliott LLP – Chartered Accountants
2006 - $0 – Manning Elliott LLP – Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $1,850 – Manning Elliott LLP – Chartered Accountants
2006 - $0 – Manning Elliott LLP – Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0 – Manning Elliott LLP – Chartered Accountants
2006 - $0 – Manning Elliott LLP – Chartered Accountants

(6)   The percentage of hours expended on the principal accountant’s engagement to audit Soltera’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Page - 42

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

By: /s/ Fabio Montanari

Name:                      Fabio Montanari
Title:                      CEO, President, and Principal Executive Officer
Dated:                      February 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Soltera Mining Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Fabio Montanari	President, Chief Executive Officer, Principal Executive Officer, and Member of the Board of Directors	February 20, 2008
/s/ Nadwynn Sing	Chief Financial Officer, Treasurer, Corporate Secretary, Principal Financial Officer, Principal Accounting Officer, and Member of the Board of Directors	February 20, 2008

Page - 43

Exhibit 3.4

Page - 44

NOTARY PAPER
                                                        Law 4884/96                                                      ARGENTINA’S
NOTARY SEAL                                                                                                           NATIONAL SEAL
        JUJUY                                                                           UNINTELLIGIBLE SIGNATURE
NOTARY PUBLIC SEAL                                                       A 00508182

FIRST TESTIMONY.- Nº 387.- PUBLIC DEED NUMBER THREE HUNDRED EIGHTY SEVEN.- ARTICLES OF INCORPORATION  OF THE COMPANY “INCAS MINERAL, S.A.”.- In the City of San Salvador de Jujuy, Capital of the Province of Jujuy, Republic of Argentina on the Sixth day of the month of July of the year Two Thousand and Seven, before me, CESAR RICARDO FRIAS, Acting Notary Public with Registry Thirty Six, appear Mr. FABIO MONTANARI, Italian, with Passport from the European Union, Italian Republic number E571059, CDI 20-60346433-9, single, with domicile at Doctor Aparicio Street, Nº six hundred sixty seven of the Borough of Nieva of this City and Mr. RODOLFO IVAN RANZONI, Argentinean, with National Identity Document 22616821, CUIT 20-22616821-5, Married once with Claudia Karina Giulanotti, with domicile at Doctor Aparicio Street, Nº six hundred sixty seven of the Borough of Nieva of this City, able persons, to my knowledge both of full age, I give faith.- As the appearing persons through this act meet and after consideration made for the need to satisfy common necessities, resolve to establish a CORPORATION, that will be regulated by the provisions of Law 19950 and its amendments and complementation.- I) For that effect it is put into consideration the BY LAWS OF THE CORPORATION whose clauses are established as follows: ARTICLE FIRST:

Page - 45

CORPORATE NAME, DOMICILE: Is incorporated INCAS MINERAL, S.A., with corporate domicile in the City of San Salvador de Jujuy, Doctor Manuel Belgrano Department of this Province, at Doctor Aparicio Street, Nº six hundred sixty seven of the Borough of Nieva of this City with ample powers to install agencies, branches, correspondents, special domiciles and any other kind of specie or representation anywhere in the country or abroad.- ARTICLE SECOND: TERM: Its term will be of NINETY NINE YEARS (99), starting its record in the Public Registry of Commerce of our Province.- By resolution of Extraordinary General Assembly taken from the provisions of Article 244 of Law 19550, could be amended or extended the term or arranged its anticipated dissolution for which it will require a majority of eighty (80) percent of votes of the total amount of partners.- ARTICLE THIRD: CORPORATE PURPOSES: The corporation has the purposes to conduct on its own and/or through third persons and/or through association to third persons and/or with participation of third persons in the country or abroad, the following activities and/or operations: The exploitation, exploration of mines in all its forms and its related activities, mineral treatment, craftsmanship, industrialization in all

Page - 46

NOTARY PAPER
                                                        Law 4884/96                                                      ARGENTINA’S
NOTARY SEAL                                                                                                           NATIONAL SEAL
        JUJUY                                                                           UNINTELLIGIBLE SIGNATURE
NOTARY PUBLIC SEAL                                                       A 00508183

Its orders, product export, import for itself or third persons of items, tools, machinery or mining product and in fact, the exploitation, industrialization and trade of material or product related direct or indirectly with mining.- The mining activity can be conducted with the addition of self services or from third persons, in the country or abroad.- To conduct its purpose the corporation can perform individually or in partnership or associated with third persons or groups of management collaboration or any other form of association.- ARTICLE FOURTH: To conduct and/or execute the corporate purpose the corporation can perform all kind of legal act, implied or expressively authorized by Laws without restrictions of any nature, of any kind or manner whatsoever, as long as they are related direct or indirectly with the execution of purposes.- ARTICLE FIFTH: CAPITAL STOCK: The Capital stock will be up to the amount of NINETY THOUSAND pesos, represented by ONE HUNDRED AND EIGHTY (180) “A“  SERIES COMMON SHARES,  nominative, non endorsable, with par value of FIVE HUNDRED pesos each ($500) and with right to five votes, each share.- The capital stock can be increased five time its value by decision of the Ordinary General Assembly (Articles Assembly (Articles

Page - 47

188 and 235 of Law 19550 and its amendments).- The Assembly can delegate in the Board of Directors the time of issue and the conditions and ways to pay the integration of shares.- ARTICLE SIXTH: TRANSFERABILITY OF SHARES: Shares can be freely transferred between shareholders or third persons, with duly communication effectively to the corporation of such assignment.- ARTICLE SEVENTH: TITLES AND SHARES: The titles representing shares and temporary certificates, will contain the provisions prescribed in Articles 211 and 212 of Law 19550. Without prejudice, if the Board of Directors see it fit, will follow the system of notarized share accordingly to Article 208 of the Law of Commercial Companies.- ARTICLE EIGHTH: PREFERENCE RIGHT: Shareholders will have Preference Right and right to Increase the subscription of new issue of shares proportionally to their respective possession, unless the issue of special destination to the interest of the corporation being formed, in the conditions prescribed in Article 197 of Law 19550.- ARTICLE NINTH: DEFAULT: In case of default in the integration of shares the Board of Directors can choose any of the procedures of Article 173 of Law 19550. ARTICLE TENTH: TRANSFER OF NOMINATIVE SHARES NON ENDORSABLE: The

Page - 48

NOTARY PAPER
                                                        Law 4884/96                                                      ARGENTINA’S
NOTARY SEAL                                                                                                           NATIONAL SEAL
        JUJUY                                                                           UNINTELLIGIBLE SIGNATURE
NOTARY PUBLIC SEAL                                                       A 00508184

Transfer of nominative shares non endorsable and of Rights applied to them, must be notified in writing (effectively) to the Board of Directors of the Corporation to order the register of shares, then being effective before the corporation and third persons from the moment of registry or record.- ARTICLE ELEVENTH: ON BONDS: The corporation can issue Bonds of Fruition and Participation according to conditions established from Article 227 to 232 of Law 19550.- ARTICLE TWELFTH: The corporation can incur in debts from public or private creditors, through the issue of bonds or negotiable paper with guarantee, common or special, convertible or not, according to the provision established in Section VII from Chapter II of Law 19550.- ARTICLE THIRTEENTH: BOARD OF DIRECTORS ORGANIZATION AND PERFORMANCE: The direction and management of the Corporation will be in the hands of the Board of Directors formed by members established by the Assembly between a minimum of ONE (1) and a maximum of five (5) with three charges.- The Assembly can choose equal or less number of deputies for the same term to fill the vacancies caused and will be part of the Board of Directors in the order of election.- The Board of Directors will session with the presence of the absolute majority of its members and its resolutions will

Page - 49

be taken with the majority of votes of members present. In case of tied vote the President will break the tied vote by voting again.- In its first meeting the Board of Directors will appoint a President, a Vice-President and a Secretary.- The Board of Directors will meet at least once every thirty days, communicating the agenda at least three days before the meeting. Also, any Director and/or Member can request a meeting of the Board and set the matter to be discussed.- The Assembly will determine the pay for the Board of Directors.- ARTICLE FOURTEENTH: The Directors must deposit as a guarantee the sum of ONE THOUSAND  pesos ($100,000) in cash or shares from another corporation, with a Promissory Note non negotiable or other goods that will subside until the approval of its performance or by expressed waive or resolved transaction accordingly to what is prescribed in Article 275 of the Law of Commercial Companies.- ARTICLE FIFTEENTH: BOARD OF DIRECTORS POWER AND REPRESENTATION:  The Board of Directors has extended powers of administration.- It is prohibited expressly to the Board of Directors to grant warrants and/or guarantees from the corporation to third persons.- The Legal Representation of the corporation will be on the hands of the President of the Board and in his absence by the Vice President or by the directors for special occasions and duly authorized by the Board of Directors.-
ARTICLE SIXTEENTH:

Page - 50

NOTARY PAPER
                                                        Law 4884/96                                                      ARGENTINA’S
NOTARY SEAL                                                                                                           NATIONAL SEAL
        JUJUY                                                                           UNINTELLIGIBLE SIGNATURE
NOTARY PUBLIC SEAL                                                       A 00508185

SUPERVISION: According to Article 284 of Law 19550 and its amendments, Syndication is waived and the supervision will be in the hands of the shareholders.- ARTICLE SEVENTEENTH: ASSEMBLIES: The meetings, ordinary or extraordinary, can be summoned simultaneously on first and second notice, in the form established on Article 237 of Law 195500, in which case, will take place in second notice the same date, an hour after the failure of the first. ARTICLE EIGHTEENTH: QUORUM: Quorum and majority are prescribed accordingly to Articles 234 and 244 of the Law 19550, according to the kind of Assembly, Summons and matter to be discussed.- ARTICLE NINETEENTH: FINANCIAL AND ECONOMY EXECUTION. The economy control ends on the thirty first day of December each year. At the end of the corporate control the accounting statements will be made according to the legal provisions, regulations and current techniques.- In the corporate domicile must be copies of records, balance sheets, administration resulting statement and evolution of net profit statement., as well as notes, complementary reports and attached charts.- said documents must be available to shareholders with no less than fifteen days prior to the meeting summoned for that purpose.- The net profit made will

Page - 51

Destined to a) reach legal reserved fund from five percent to twenty percent.- b) pay the Board of Directors and Members.- c) Dividends of Common Shares, or to Facultative or Provision reserve funds according to Article 70 of Law 19550, to new account or any destination disposed by the Assembly. Dividends must be paid proportionally to each integration, within a year of its validation. ARTICLE TWENTIETH: DISSOLUTION AND LIQUIDATION: Once made the dissolution of the corporation, its liquidation will be in the hands of the acting Board of Directors at that moment, under he supervision of Members, paying off debts and paying back the capital, the remains will be shared proportionally to the shareholders accordingly to their share.- II.- After carefully studying of the clauses it is resolved to unanimously approved THE BYLAWS OF THE CORPORATION named INCAS MINERAL, S.A. which clauses are shown above. Also it is expressed that the Capital Stock is subscribed by: Mr. Fabio Montanari the amount of ONE HUNDRED SEVENTY(170) SHARES for a total of EIGHTY FIVE THOUSAND PESOS ($85,000) and Rodolfo Ivan Ranzoni the amount of TEN SHARES (10) for a total of FIVE THOUSAND PESOS ($5,000) The shareholders make twenty five percent in this act and the balance in money

Page - 52

NOTARY PAPER
                                                        Law 4884/96                                                      ARGENTINA’S
NOTARY SEAL                                                                                                           NATIONAL SEAL
        JUJUY                                                                           UNINTELLIGIBLE SIGNATURE
NOTARY PUBLIC SEAL                                                       A 00508186

Or goods until the period of two years.- Also it is resolved to appoint as a Member of the Board of Directors Mr. Fabio Montanari and this Assembly agrees the Board of Directors formed by one member who will perform as President, who signs this accepting the charge conferred by the Assembly.- III) Also, it is resolved to order the notarization and administration approval of this to the undersigned Notary who is authorized to proceed with all requirements for the Registry of the Corporation in the Public Registry of Commerce of the Province of Jujuy.- With no further matter to discussed the meeting of partners and incorporation is adjourned.- After read and ratified is signed as customary before me the Acting Notary Public who give faith. There are two signatures of the appearing persons.- Before me, my signature and seal.- IT IS ACCORDING to its original presented before me, to folio 820 of Protocol A of mi office.- I issue this first testimony which I sign and seal in the place and date of its notarization I give faith.-

UNINTELLIGIBLE SIGNATURE
NOTARY PUBLIC SEAL

THIS IS AN OFFICIAL AND TRUE TRANSLATION OF THE ORIGINAL DOCUMENT,        Panama, July 10th, 2007

Page - 53

NOTARY PAPER
                                                        Law 4884/96                                                      ARGENTINA’S
NOTARY SEAL                                                                                                           NATIONAL SEAL
        JUJUY                                                                           UNINTELLIGIBLE SIGNATURE
NOTARY PUBLIC SEAL                                                       A 00508655

FIRST TESTIMONY.- Nº 388.- PUBLIC DEED NUMBER THREE HUNDRED EIGHTY EIGHT.- SPECIAL POWER OF ATTORNEY  CONFERRED BY RODOLFO IVAN RANZONI.- In the City of San Salvador de Jujuy, Capital of the Province of Jujuy, Republic of Argentina on the Sixth day of the month of July of the year Two Thousand and Seven, before me, CESAR RICARDO FRIAS, Acting Notary Public with Registry Thirty Six, appear Mr. RODOLFO IVAN RANZONI, Argentinean, with National Identity Document 22616821, Married once with Claudia Karina Giulanotti, with domicile at Doctor Aparicio Street, Nº six hundred sixty seven of the Borough of Nieva of this City, to my knowledge both of full age, I give faith.- As the appearing person confers irrevocably SPECIAL POWER OF ATTORNEY for the term of five years to FABIO MONTANARI, Italian, with Passport from the European Union, Italian Republic number E571059, on his name and behalf proceed to sell, assign and transfer to his favor or to third persons for the price, term and conditions deem necessary, the shares he has and belonging to him in the corporation formed to date by means of Public Deed three hundred eighty seven, presented before me, in this Registry to my office named “INCAS MINERAL, S.A.”.- For that purpose is authorize to sell, assign and transfer without rendering account the mentioned shares, to sign and subscribe the

Page - 54

Private or public documents needed, to collect and receive, give receipts, payment notes and also to execute acts necessary for that purpose in the defense and interest of the Conferrer for the execution of the purpose for which it is granted. Being this Power simply declaratory and not restricted.- Present in this act Mrs. CLAUDIA KARINA GIULIANOTTI, Argentinean, National Identity Document 22616821, spouse of conferrer who grants conformity and acceptance of the Power conferred.- After read and ratified they signed as customary before me, the Acting Notary Public I give faith. There are two signatures of the appearing persons.- Before me, my signature and seal.- IT IS ACCORDING to its original presented before me, to folio 825 of Protocol A of mi office.- For the Interested Person I issue this first testimony which I sign and seal in the place and date of its notarization I give faith.-

UNINTELLIGIBLE SIGNATURE
NOTARY PUBLIC SEAL

THIS IS AN OFFICIAL AND TRUE TRANSLATION OF THE ORIGINAL DOCUMENT,        Panama, July 10th, 2007

Page - 55

Exhibit 10.12

Page - 56

BARE TRUST

The undersigned, Fabio Montanari, of Calle Espinosa 702, Jujuy, Argentina, DECLARES:

1.        THAT the interest in 18 common shares (the “Shares”) in the capital of Incas Mineral, S.A., a company to be incorporated and organized in the jurisdiction of Argentina, were not purchased with his money and the undersigned has no beneficial interest in the Shares, either directly or indirectly, but the Shares are owned by and controlled by the beneficial owner listed in Schedule “A” attached to this bare trust (the “Owner”) and is held by the undersigned as Trustee for the Owner, AND THE UNDERSIGNED COVENANTS AND AGREES to deal with the Shares in such manner as the Owner may from time to time direct.

2.        THAT the undersigned has no rights or privileges in the Shares and has no interest or claim in any monies arising from the sale or transfer of the Shares, AND THE UNDERSIGNED COVENANTS AND AGREES to deal with any of the said rights and privileges and monies that come into his hands in such manner as the Owner may direct all at the Owner’s expense.

3.           THAT THE UNDERSIGNED COVENANTS AND AGREES to notify the Owner immediately upon receiving any notice, information or documents pertaining to the Shares.

Dated:  July 24, 2007

/s/Fabio Montanari
 Fabio Montanari

Page - 57

Schedule “A”

Schedule “A” to the Bare Trust dated July 24, 2007
with Fabio Montanari acting as trustee

Beneficial Owner of Shares

Beneficial Owner	Address	Number of Shares
Soltera Mining Corp.	1005 – 289 Drake Street Vancouver, British Columbia, V6B 5Z5, Canada	18 common

Page - 58

Exhibit 31

Page - 59

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Fabio Montanari, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Soltera Mining Corp.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

Date:  February 20, 2008

/s/ Fabio Montanari
Fabio Montanari
Principal Executive Officer

Page - 60

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Nadwynn Sing, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Soltera Mining Corp.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date:  February 20, 2008

/s/ Nadwynn Sing
Nadwynn Sing
Principal Financial Officer

Page - 61

Exhibit 32

Page - 62

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Soltera Mining Corp. (the “Company”) on Form 10-KSB for the period ending October 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Fabio Montanari, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Fabio Montanari
Fabio Montanari
Principal Executive Officer

February 20, 2008

Page - 63

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Soltera Mining Corp. (the “Company”) on Form 10-KSB for the period ending October 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Nadwynn Sing
Nadwynn Sing
Principal Financial Officer

February 20, 2008

Page - 64