Form 10-Q
period 2008-01-31
Soltera Mining Corp.
filed 2008-03-24
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                                      to

Commission file number     000-51841

SOLTERA MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
1005 – 289 Drake Street, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6B 5Z5 (Zip Code)
604-732-1304 (Registrant’s telephone number, including area code)
n/a (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                                                [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer        [     ]                                                                                           Accelerated filer                                                            [     ]
Non-accelerated filer             [     ]  (Do not check if a smaller reporting company)    Smaller reporting company                                        [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                        [ X ] Yes         [     ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 17, 2008
common stock - $0.001 par value	66,565,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

SOLTERA MINING CORP.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

January 31, 2008

(Unaudited)

Page - 2

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	January 31, 2008 $	October 31, 2007 $
	(unaudited)
ASSETS

Current Assets

Cash	563,343	718,868
Short term investments (Note 3)	40,250	–
Prepaid expenses	4,453	–
Due from a related party	–	4,120
Loan receivable – current portion (Note 6)	140,000	110,000
Other receivables	4,165	2,516

Total Current Assets	752,211	835,504

Property and Equipment (Note 5)	3,233	3,278
Loan receivable – non-current portion (Note 6)	40,000	70,000

Total Assets	795,444	908,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	7,661	4,809
Accrued liabilities	19,378	5,935
Due to a related party (Note 8(c) and (d))	23,044	–

Total Liabilities	50,083	10,744

Contingencies and Commitments (Notes 1, 7 and 10)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 42,565,000 shares issued and outstanding	42,565	42,565

Additional Paid-In Capital	1,113,635	1,113,635

Donated Capital	15,000	15,000

Accumulated Other Comprehensive Loss	(736)	(361)

Deficit Accumulated During the Exploration Stage	(425,103)	(272,801)

Total Stockholders’ Equity	745,361	898,038

Total Liabilities and Stockholders’ Equity	795,444	908,782

(The accompanying notes are an integral part of these financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	September 21, 2005	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to January 31,	January 31,	January 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

Donated rent	5,500	–	750
Donated services	9,500	–	1,500
General and administrative	73,791	35,608	340
Professional fees	129,279	43,576	12,185
Management fees (Note 8)	92,250	36,000	–
Mineral property costs	80,510	27,585	1,835
Travel and accommodation	36,421	9,533	–

Total Expenses	427,251	152,302	16,610

Net Loss before other items	(427,251)	(152,302)	(16,610)

Other Income
Interest income	2,148	–	–

Net Loss	(425,103)	(152,302)	(16,610)

Other Comprehensive Income

Foreign Currency Translation Adjustment	(736)	(375)	–

Comprehensive Loss	(425,839)	(152,677)	–

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		42,565,000	6,627,000

(The accompanying notes are an integral part of these financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2008	2007
	$	$

Operating Activities

Net loss for the period	(152,302)	(16,610)

Adjustments to reconcile net loss to cash used in operations:
Amortization	45	–
Donated rent	–	750
Donated services	–	1,500

Change in operating assets and liabilities
Short term investments	(40,250)	–
Prepaid expenses	(4,453)	–
Other receivables	(1,649)	–
Accounts payable and accrued liabilities	24,229	(750)
Due from related party	18,664	–

Net Cash Used In Operating Activities	(155,150)	(15,110)

Effect of Exchange Rate on Changes on Cash	(375)	–

Increase (Decrease) in Cash	(155,525)	(15,110)

Cash - Beginning of Period	718,868	27,194

Cash - End of Period	563,343	12,084

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  As at January 31, 2008, the Company has never generated any revenues and has accumulated losses of $425,103 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowance. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

c)	Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on February 21, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2008, and the results of its operations and cash flows for the three month period ended January 31, 2008 and 2007. The results of operations for the period ended January 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At January 31, 2008, there were 1,100,000 dilutive securities.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at January 31, 2008, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)

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

i)	Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided on a straight-line basis over 5 to 10 years.

j)	Financial Instruments

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

k)	Income Taxes

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

l)	Foreign Currency Translation

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

m)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments,” using the fair value method.  The Company has not issued any stock options or share based payments since its inception.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

n)	Recently Issued Accounting Pronouncements

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

o)	Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not expected have a material effect on the Company's consolidated financial statements.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)

3.	Short Term Investments

The Company acquired a term deposit for $40,250, bearing interest of 3.75% per annum, due October 20, 2008.

4.       Acquisition of Incas

On July 24, 2007, the Company entered into a Stock Acquisition Agreement to acquire all of the issued and outstanding shares of Incas for consideration of $1,500.  Pursuant to this agreement, the Company entered into a Management Agreement with the President and CEO of the Company to provide management services in consideration of $8,500 per month.  Additionally, the Company agreed to issue 10% of the then issued and outstanding share to the President of the Company upon the Company: (1) receiving a bankable feasibility study on any group of mineral properties the Company has an interest in and which the President of the Company is responsible for bringing to the Company; and (2) selling any such properties before a bankable feasibility study is completed, provided that the President does not own more than 65% of the then issued and outstanding shares of the Company. This acquisition has been accounted for using the purchase method of accounting. The purchase price of $1,500 was allocated entirely to mineral property costs as the net book value of Incas is nil.  At January 31, 2008, the Company has not yet determined whether there are any proven reserves on the property.

5.           Property and Equipment

				January 31,	October 31,
				2008	2007
			Accumulated	Net Carrying	Net Carrying
	Cost		Amortization	Value	Value
	$		$	$	$

Furniture		2,776	63	2,713	2,737
Computer and equipment		570	50	520	541

		3,346	113	3,233	3,278

6.      Loan Receivable

On July 31, 2007, in conjunction with the mineral property exploration and option agreement as described in Note 7(b), the Company entered into a loan agreement (the “Agreement”) with the vendor in exchange for cash proceeds of $180,000.  Under the terms of the Agreement, the proceeds are to be used to acquire equipment with the intent to explore and exploit the alluvial part of the optioned mineral claims held by Incas.  The amount is unsecured, non-interest bearing, and due on May 1, 2009.  Commencing December 1, 2007, the Company will receive monthly repayments of $10,000 until full repayment of the loan.  As at January 31, 2008, no amounts have been received as repayment.

7.      Mineral Properties

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

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)

7.           Mineral Properties (continued)

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

8.      Related Party Balances/Transactions

a)
Commencing August 1, 2007, the Company entered into an agreement with the CFO to provide services in exchange for $3,500 per month and rent in exchange for $500 per month.  During the three month period ended January 31, 2008, the Company paid $10,500 (January 31, 2007 - $nil) as compensation for management services and $1,500 (January 31, 2007 - $nil) for rent.

b)
On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month.  During the three month period ended January 31, 2008, the Company recorded $25,500 of management services provided by the President of the Company.

c)	As at January 31, 2008, the Company is owed $3,898 (January 31, 2007 - $nil) from the CFO the Company for cash advances. The amount owing is unsecured, non-interest bearing, and due on demand.

d)	As at January 31, 2008, the Company owes $18,442 (January 31, 2007 - $nil) to the President of the Company for cash advances. The amount owing is unsecured, non-interest bearing and due on demand.

9.      Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $

Balance, October 31, 2007	1,100,000	0.66

Issued	–	–

Balance, January 31, 2008	1,100,000	0.66

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)

9.      Share Purchase Warrants (continued)

As at January 31, 2008, the following share purchase warrants were outstanding:

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

(b)	Refer to Note 7.

(c)
On July 24, 2007, the Company entered into a management agreement with the President of Company to provide management services in exchange for $8,500 per month.  In addition, the Company committed to issuing 10% of the issued and outstanding common shares of the Company once the Company: (i) receives a bankable feasibility study on any group of mineral properties in which the President if the Company is responsible for bringing to the Company; and (ii) sells any such properties before a bankable feasibility study is completed, provided that the President of the Company does not own more than 65% of the issued and outstanding common shares of the Company at any time.  As at January 31, 2008, the Company has not issued any common shares to the President of the Company with respect to the management agreement.

11.	Subsequent Events

(a)
On February 29, 2008, the Company entered into an assignment agreement with the President of the Company to acquire an interest in two mineral rights and the rights and obligations of the Eureka Option Agreement (“Eureka”) located in Argentina in exchange for 8,000,000 restricted common shares of the Company.  The 8,000,000 restricted common shares were issued to the President of the Company on March 5,2008.  Refer to Form 8-K filed with the SEC on March 7, 2008.

(b)
On February 29, 2008, the Company entered into a stock acquisition agreement with the President of the Company to acquire 100% of the common shares of Atzek Mineral SA de CV in exchange for $50,000 and the issuance of 16,000,000 restricted common shares of the Company.  The Company issued 16,000,000 restricted common shares on March 5, 2008 and settled the $50,000 cash payment on March 6, 2008.  Refer to Form 8-K filed with the SEC on March 7, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF SOLTERA MINING CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Soltera was incorporated in the State of Nevada on September 21, 2005 and on May 30, 2007 changed its name from “Atlin Mineral Exploration Corp.” to “Soltera Mining Corp.”

Soltera is an exploration stage company.  Soltera’s principal business is the acquisition and exploration of mineral resources.  Soltera has not presently determined whether the mineral properties that it has an interest in contain mineral reserves that are economically recoverable.

Management has decided to expand Soltera’s focus and identify and assess new projects for acquisition purposes that are more global in nature.  Management will continue to focus on exploring and adding value to the project interests already acquired but will also now focus on new projects on an international level.

Mexico

On February 29, 2008, Soltera acquired 99.9% of the shares of Atzek Mineral SA de CV (“Atzek”) from the majority shareholder of Atzek, Fabio Montanari, for the purchase price of $50,000, which represents the costs for incorporating and organizing Atzek in the jurisdiction of Mexico, and the issuance of 16 million restricted shares.  See Exhibit 10.15 – Stock Acquisition Agreement for more details.

The sole assets of Atzek are two mineral property exploration and option agreements (collectively, the “Mexican Projects”).  The first option agreement is an exploration agreement with an option to purchase dated September 25, 2007 among Atzek, Luis Enrique Fierros Hernandez, Rossina Hernandez Baldenebro, Luigi Meglioli, and Dagoberto Gomez Y Hoyuela, and covers three mineral claims in Mexico covering a total of 1,030 hectares (approximately 2,545 acres) (the “Cananea Claims”).  Atzek has the exclusive right to explore the Cananea Claims with an option to acquire a 100% interest in the Cananea Claims upon fulfilling certain conditions.  Currently, this option agreement is in good standing.  See Exhibit 10.16 - Cananea Exploration Agreement for more details.

The Cananea Claims are located in the North East of the Sonora State (Mexico), approximately 26 kilometres (approximately 16 miles) East North East of Cananea City, Mexico.  The altitude ranges from 1,400 to 1,800 metres (approximately 4,600 to 5,900 feet), and the prospect is located about 40 kilometres (approximately 24 miles) from the Arizona (USA) border.  The centre zone UTM coordinates datum WGS-84 are 3,433,045mN and 594,976mE.

The second option agreement is an exploration agreement with an option to purchase dated September 26, 2007 among Atzek, Rafael Vila Melendez, Luis Enrique Vila Mazon, José Vila Mazon, and Beatriz Ontiveros Felix, and covers four mineral claims in Mexico covering a total of 150 hectares (approximately 370 acres) (the “Colorada Claims”).  Atzek has the exclusive right to explore the Colorada Claims with an option to acquire a 100% interest in the Colorada Claims upon fulfilling certain conditions.  Currently, this option agreement is in good standing.  See Exhibit 10.17 - Colorada Exploration Agreement for more details.

The Colorada Claims are located in the central part of the Sonora State (Mexico) 45 kilometres (approximately 28 miles) East South East of Hermosillo City Mexico, in the municipality of Ures, 4.5 kilometres (approximately 3 miles) from Santa Rosalia Village.  The centre area coordinates are. 29° 07' 30" North Latitude and 110° 31' 30" Longitude West.

Soltera is currently focusing its efforts on performing the tactical geochemical exploration and a geologic survey that will be followed by a geophysical prospecting to understand the mineralization structure and genesis.

Page - 13

Argentina

On July 24, 2007, Soltera acquired all of the shares of Incas Mineral, S.A. (“Incas”) from the sole shareholder of Incas, Fabio Montanari, for the purchase price of $1,500, which represents the costs for incorporating and organizing Incas in the jurisdiction of Argentina.

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

Also, on February 29, 2008, Soltera acquired a 25% interest in certain mineral property in Argentina (the “Eureka Claims”) pursuant to the terms and conditions of an option agreement dated March 21, 2007 among TNR Gold Corp., Antonio Augustin Giulianotti, and Mr. Montanari (the “Eureka Option Agreement”).  Currently, this option agreement is in good standing.  See Exhibit 10.13 – Assignment Agreement and Exhibit 10.14 – Option Agreement for more details.

The Eureka Claims are located in the Andean Cordillera in the extreme north-west of Argentina near the international border with Bolivia.  The region is at altitudes around 4,000 metres (13,123 feet) and the nearest permanent habitation is the village of Santa Catalina village about 30 kilometres (19 miles) to the east.

The El Torno Project, the Zapaleri Project, and the Eureka Claims are collectively referred to as the “Argentinean Projects”.

Canada

Soltera’s mineral claims in Atlin, British Columbia, Canada (the “Atlin Claims”) are in good standing until June 1, 2008 and have been assigned tenure numbers 529220 and 529221 by the Province of British Columbia (the “Province”).  Both Atlin Claims are identical in size and cover a combined area of 488 hectares (approximately 1,200 acres).  In order to keep the Atlin Claims in good standing, Soltera must.file a technical report concerning its Phase 1 exploration program by June 1, 2008 with the Mineral Titles Office in British Columbia, Canada.  Once the technical report is filed the Atlin Claims will be in good standing until March 2, 2009.

Page - 14

Plan of Operation

Mexico Exploration Plan

As the rights to the Mexican Projects are newly acquired through Atzek, Soltera has not completed its exploration plan for any of the Mexican Projects.  In the next 12 months, management intends to continue the exploration program on the Colorada Claims with a tactical geochemical prospecting, a geophysical prospecting, and a structural geological survey, and, if possible, will try to do some drilling on the Colorada Claims.  Also, during the next 12 months, management intends to continue the exploration program on the Cananea Claims with a tactical geochemical prospecting, a soil geochemical sampling, a geophysical prospecting, and a geologic survey to understand and delimitate the alteration zone.  If possible, Soltera will plan and perform some trenches or, if less expansive, some drilling on the Cananea Claims.

Argentina Exploration Plan

As the rights to the Argentinean Projects are newly acquired through Soltera’s subsidiary Incas Mineral S.A., Soltera has not completed its exploration plan for any of the Argentinean Projects.  In the next 12 months, management intends to complete the acquisition of Incas using its new subsidiary Atzek Mineral SA de CV as the second shareholder of Incas (Argentinean corporations require at least two shareholders) and to keep the two option agreements in good standing by complying with the terms of the option agreements, which will include conducting a geological and mining inspection and audit of the mineral claims.

Canada Exploration Plan

Soltera’s original Canadian exploration plan on the Atlin Claims called for exploration to start on May 1, 2006, and in June 2006 management decided to delay the start of exploration to July 1, 2006.  However, due to competitive exploration conditions Soltera had difficulty locating an available prospecting team and as a result exploration has not started on the Atlin Claims.  In February 2008, Soltera filed a physical report regarding the exploration work completed on the Atlin Claims under its Phase One exploration plan with the Mineral Titles Office in British Columbia.  This extended the expiry date of the Atlin Claims to June 1, 2008.  In order to keep the Atlin Claims in good standing after that date, Soltera must.file a technical report concerning the work completed under its Phase One exploration plan by June 1, 2008 with the Mineral Titles Office in British Columbia, Canada.  Once the technical report is filed the Atlin Claims will be in good standing until March 2, 2009.

On May 22, 2007, Soltera engaged Decoors Mining Corp. of Atlin, British Columbia to perform the Phase One exploration program on the Atlin Claims.  The Phase One exploration plan has been completed and Soltera is waiting for the final Phase One technical report to be delivered by Decoors.

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

Page - 15

Risk Factors

An investment in Soltera’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Soltera’s Form SB-2 filed on March 1, 2006 and Soltera’s Form 10-KSB filed on February 21, 2008.

Financial Condition

As at January 31, 2008, Soltera had a cash balance of $563,343.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Soltera’s common stock or sale of part of its interest in the Mexican Projects, the Argentinean Projects, or its Atlin Claims.  If Soltera is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Soltera.  Soltera does not have any financing arranged and Soltera cannot provide investors with any assurance that Soltera will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Soltera’s business will fail.

Based on the nature of Soltera’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Soltera’s future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

•	Soltera’s ability to raise additional funding;
•	the market price for minerals;
•	the results of Soltera’s proposed exploration programs on its exploration mineral properties; and
•	Soltera’s ability to find joint venture partners for the development of its exploration mineral properties.

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

Liquidity

Soltera’s internal sources of liquidity will be loans that may be available to Soltera from management.  Management has previously loaned Soltera donated services and rent.  Though Soltera has no written arrangements with any of its directors or officers, Soltera expects that the directors or officers will provide Soltera with internal sources of liquidity, if it is required.

Also, Soltera’s external sources of liquidity will be private placements for equity conducted outside the United States.  During the quarter covered by this quarterly report, Soltera did not complete any definitive arrangements for any external sources of liquidity.

Capital Resources

As of January 31, 2008, Soltera had total assets of $795,444 and total liabilities of $50,083 for a net working capital of $702,128, compared with a net working capital of $12,084 as of January 31, 2007.

There are no assurances that Soltera will be able to achieve further sales of its common stock or any other form of additional financing.  If Soltera is unable to achieve the financing necessary to continue its plan of operations, then Soltera will not be able to continue its exploration programs and its business will fail.

Page - 16

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

Net Cash Used in Operating Activities

For the three month period ended January 31, 2008, net cash used in operating activities increased to $114,900 compared with $15,110 for the same three month period in the previous fiscal year.

At January 31, 2008, Soltera had cash of $563,343.  During the three month period ended January 31, 2008, Soltera used $114,900 in cash for operating activities.  This was primarily a result of an operating loss of $152,302, offset by non-cash items for non-cash item for amortization of $45 and an increase in net cash flows from operating assets and liabilities of $36,357.

Net Cash Used in Investing Activities

Net cash used in investing activities was $40,250 for the three month period ended January 31, 2008 as compared with $nil of cash used for the same three month period in the previous fiscal year, due to Soltera’s investment in term deposits as a security over two corporate credit cards issued by Soltera’s financial institution.

Net Cash Used in Financing Activities

Net cash flows provided by financing activities increased to $nil for the three month period ended January 31, 2008 as compared with financing of $nil for the same three month period in the previous fiscal year.

Results of Operation

Soltera has had no operating revenues since its inception on September 21, 2005, through to January 31, 2008.  Soltera’s activities have been financed from the proceeds of share subscriptions.  From its inception, on September 21, 2005, to January 31, 2008 Soltera has raised a total of $1,152,250 from private offerings of its common stock.

For the period from inception on September 21, 2005, to January 31, 2008, Soltera incurred total expenses of $427,251.  These expenses included $80,510 in mineral property costs represented by the cost charged to operations for the acquisition of mineral properties.  Soltera incurred $129,279 in professional fees.  Soltera also expensed a total of $92,250 for management fees.  Soltera had general and administrative expenses of $73,791.

For the three month period ended January 31, 2008, Soltera incurred total expenses of $152,302.  These expenses included (1) $27,585 in mineral property costs; (2) $43,576 in professional fees; (3) $35,608 for general and administrative expenses; and (4) $36,000 in management fees.

For the three month period ended January 31, 2007, Soltera incurred total expenses of $16,610.  These expenses included (1) $1,835 in mineral property costs; (2) $12,185 in professional fees; (3) $1,500 for donated services provided by Nadwynn Sing, a director and officer of Soltera; (4) $750 in donated rent provided by Nadwynn Sing, a director and officer of Soltera; and (5) $340 for general and administrative expenses.

Off-balance Sheet Arrangements

Soltera has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Page - 17

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at January 31, 2008.

Tabular Disclosure of Contractual Obligations

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Overview and Anticipated Expenses

Mexican Projects - For the Cananea Claims, the anticipated expenses are US$20,000 for tactical geochemical exploration, US$15,000 for a geological survey, US$20,000 for soil geochemistry, and US$60,000 for geophysical prospecting with about 30 kilometre lines, providing a subtotal of US$105,000 for exploration costs.  For the Colorada Claims, the anticipated expenses are US$15,000 for tactical geochemical exploration, US$15,000 for a geological survey, US$20,000 for soil geochemistry, and US$15,000 for geophysical prospecting with about 7 kilometre lines, providing a subtotal of US$65,000 for exploration costs.  For the mining right acquisition option contract costs are US$100,000 to assure the mining right until March 2009.  Logistics cost in Mexico are estimated to be US$ 40,000. The total anticipated expenses for the Mexican Projects are US$310,000.

Argentinean Projects - For the Eureka Claims, Soltera will use the exploration expenses of TNR Gold Corp.  TNR is responsible for a total of US$3,000,000 in the next three years.  For the Zapaleri Project, Soltera will wait for the positive resolution of the claim dispute.  Until that time no investment will be done on the Zapaleri Project. For the El Torno Project, Soltera the anticipated expenses are US$30,000 for tactical geochemical exploration, US$20,000 for a geological survey, and US$200,000 in the geophysical prospecting with about 100 kilometre lines, providing a subtotal of  US$250,000 for exploration.  For the mining right acquisition option contract will be spent US$50,000 to assure the mining right until June 2009.  Logistics costs in Argentina are estimated to be US$50,000.  The total anticipated expenses for the Argentinean Project are US$350,000.

Atlin Claims – Soltera is awaiting the results of its Phase One exploration program.  The anticipated expenses for the Atlin Claims cannot be determined until the Phase One results have been received and reviewed by management.

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

Additionally, management expects to incur legal costs of approximately $4,000 per quarter to support three quarterly 10-Q filings and $5,000 to support one annual 10-K filing.  In the next twelve months, management anticipates spending approximately $17,000 for legal costs to pay for three quarterly filings and one annual filing.

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

Page - 18

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 19

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including Fabio Montanari, Soltera’s Chief Executive Officer and Nadwynn Sing, Soltera’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Mr. Montanari and Mr. Sing have evaluated the effectiveness of the design and operation of Soltera’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Montanari and Mr. Sing have concluded that, as of the Evaluation Date, Soltera’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports Soltera files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Soltera’s internal controls or, to Soltera’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the Evaluation Date.

Management’s Report on Internal Controls over Financial Reporting

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

Item 1A.  Risk Factors.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Soltera did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Soltera did not sell any unregistered equity securities.

Subsequent to the end of the quarter of the fiscal year covered by this report, Soltera issued (a) 8,000,000 restricted shares of common stock in the capital of Soltera pursuant to the terms and conditions of an assignment agreement dated February 29, 2008, and (b) 16,000,000 restricted shares of common stock in the capital of Soltera pursuant to the terms and conditions of a stock acquisition agreement.  See Exhibit 10.13 – Assignment Agreement and Exhibit 10.15 – Stock Acquisition Agreement for more details.

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

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to Soltera’s previously filed Form SB-2, Form 10-KSB’s, and Form 10-QSB’s.

Exhibit	Description	Status
3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera’s Form 8-K filed on May 31, 2007 and incorporated herein by reference	Filed

Page - 21

Exhibit	Description	Status
3.4	Articles of Incorporation of Incas (translated), filed as an Exhibit to Soltera’s Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed
3.5	Licence of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
3.6	Articles of Incorporation of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
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
Filed

Page - 22

Exhibit	Description	Status
10.12	Bare Trust dated July 24, 2007, filed as an Exhibit to Soltera’s Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed
10.13
Assignment Agreement dated February 29, 2008 between Soltera Mining Corp. and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.
Filed
10.14
Option Agreement dated March 21, 2007 among TNR Gold Corp., Antonio Augustin Giulianotti, and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.
Filed
10.15
Stock Acquisition Agreement dated February 29, 2008 between Soltera Mining Corp. and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.
Filed
10.16
Cananea Exploration Agreement with an Option to Purchase dated September 25, 2007 among Atzek Mineral S.A. de C.V. and Luis Enrique Fierros Hernandez, Rossina Hernandez Baldenebro, Luigi Meglioli, and Dagoberto Gomez Y Hoyuela, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.
Filed
10.17
Colorada Exploration Agreement with an Option to Purchase dated September 26, 2007 among Atzek Mineral S.A. de C.V. and Rafael Vila Melendez, Luis Enrique Vila Mazon, José Vila Mazon, and Beatriz Ontiveros Felix, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.
Filed
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

SOLTERA MINING CORP.

By:/s/ Fabio Montanari
Dated:                      March 24, 2008
Name:                      Fabio Montanari
Title:                      Director and CEO
(Principal Executive Officer)

By:/s/ Nadwynn Sing
Dated:                      March 24, 2008
Name:                      Nadwynn Sing
Title:                      Director and CFO
(Principal Financial Officer)

Page - 23

Exhibit 31

Page - 24

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Fabio Montanari, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending January 31, 2008 of Soltera Mining Corp.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  March 24, 2008

/s/ Fabio Montanari
Fabio Montanari

Chief Executive Officer

Page - 25

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Nadwynn Sing, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending January 31, 2008 of Soltera Mining Corp.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  March 24, 2008

/s/ Nadwynn Sing
Nadwynn Sing

Chief Financial Officer

Page - 26

Exhibit 32

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Soltera Mining Corp. (the “Company”) on Form 10-Q for the period ending January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Fabio Montanari, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Fabio Montanari
Fabio Montanari
Chief Executive Officer

March 24, 2008

Page - 28

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Soltera Mining Corp. (the “Company”) on Form 10-Q for the period ending January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and results of operations of the Company.

/s/ Nadwynn Sing
Nadwynn Sing
Chief Financial Officer

March 24, 2008

Page - 29