Form 10-Q
period 2008-04-30
Soltera Mining Corp.
filed 2008-07-24
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                April 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to_____________________

Commission file number     000-51841

SOLTERA MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1005 – 289 Drake Street, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6B 5Z5 (Zip Code)

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 22, 2008
common stock - $0.001 par value	66,565,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

SOLTERA MINING CORP.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

April 30, 2008

(Unaudited)

Page - 2

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	April 30, 2008 $	October 31, 2007 $
	(unaudited)
ASSETS

Current Assets

Cash	216,694	718,868
Short term investments (Note 3)	41,005	–
Prepaid expenses	23,254	–
Due from a related party	3,810	4,120
Loan receivable – current portion (Note 7)	160,000	110,000
Other receivables	22,575	2,516

Total Current Assets	467,338	835,504

Property and Equipment (Note 6)	10,130	3,278
Loan receivable – non-current portion (Note 7)	10,000	70,000

Total Assets	487,468	908,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	36,906	4,809
Accrued liabilities	2,622	5,935
Due to a related party (Note 9(c) and (d))	39,698	–

Total Liabilities	79,226	10,744

Contingencies and Commitments (Notes 1, 8 and 11)

Stockholders’ Equity

Common Stock, 200,000,000 shares authorized, $0.001 par value 66,565,000 shares issued and outstanding (October 31, 2007 – 42,565,000)	66,565	42,565

Additional Paid-In Capital	2,385,635	1,113,635

Donated Capital	15,000	15,000

Accumulated Other Comprehensive Income (Loss)	10,129	(361)

Deficit Accumulated During the Exploration Stage	(2,069,087)	(272,801)

Total Stockholders’ Equity	408,242	898,038

Total Liabilities and Stockholders’ Equity	487,468	908,782

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	September 21, 2005	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to April 30,	April 30,	April 30,	April 30,	April 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent	5,500	–	750	–	1,500
Donated services	9,500	–	1,500	–	3,000
General and administrative	149,826	76,035	1,801	111,643	2,141
Professional fees	157,257	27,978	9,284	71,554	21,469
Management fees (Note 9)	131,250	39,000	–	75,000	–
Mineral property costs	138,219	57,709	–	85,294	1,835
Impairment of mineral property costs	1,434,013	1,434,013	–	1,434,013
Travel and accommodation	46,425	10,004	–	19,537	–

Total Expenses	2,071,990	1,644,739	13,335	1,797,041	29,945

Net Loss before other items	(2,071,990)	(1,644,739)	(13,335)	(1,797,041)	(29,945)

Other Income
Interest income	2,903	755	–	755	–

Net Loss	(2,069,087)	(1,643,984)	(13,335)	(1,796,286)	(29,945)

Other Comprehensive Income

Foreign Currency Translation Adjustment	10,129	10,865	–	10,490	–

Comprehensive Loss	(2,058,958)	(1,633,119)	(13,335)	(1,785,796)	(29,945)

Net Loss Per Share – Basic and Diluted		(0.03)	–	(0.04)	–

Weighted Average Shares Outstanding		58,831,700	39,980,700	50,609,000	39,871,100

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2008	2007
	$	$

Operating Activities

Net loss for the period	(1,796,286)	(29,945)

Adjustments to reconcile net loss to cash used in operations:
Amortization	509	–
Donated rent	–	1,500
Donated services	–	3,000
Impairment of mineral properties	1,434,013	–

Change in operating assets and liabilities
Short term investments	(41,005)	–
Prepaid expenses	(22,759)	–
Other receivables	(5,110)	–
Accounts payable and accrued liabilities	27,491	2,818
Due from related party	17,583	–

Net Cash Used In Operating Activities	(385,564)	(22,627)

Investing Activities

Net cash paid on acquisition of Atzek	(49,654)	–
Mineral property acquisition costs	(100,000)	–
Disposal of property and equipment	2,367	–
Proceeds from loan receivable	10,000

Net Cash Used in Investing Activities	(137,287)	–

Financing Activities

Proceeds from issuance of common stock, net	–	98,700

Net Cash Provided By Financing Activities	–	98,700

Effect of Exchange Rate Changes on Cash	20,677	–

Increase (Decrease) in Cash	(502,174)	76,073

Cash - Beginning of Period	718,868	27,194

Cash - End of Period	216,694	103,267

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008
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

On May 30, 2007, the Company changed its name from Atlin to Soltera Mining Corp. On July 24, 2007, the Company entered into a Stock Acquisition Agreement to acquire all of the issued and outstanding shares of Incas Mineral, S.A. (“Incas”), a company incorporated in Argentina, for consideration of $1,500.

On February 29, 2008, pursuant to a stock acquisition agreement, the Company acquired all of the issued and outstanding common shares of Atzek Mineral SV de CV (“Atzek”), for consideration of $50,000 and 16,000,000 shares of the Company’s common stock.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  As at April 30, 2008, the Company has never generated any revenues and has accumulated losses of $2,069,087 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s common shares trade on the Over the Counter Bulletin Board (OTCBB) under the symbol, ‘SLTA.OB’.

2.      Summary of Significant Accounting Policies

a)	Consolidated Financial Statements and Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements represent the consolidation of the Company with its Argentinean wholly-owned subsidiary, Incas Mineral, S.A. (“Incas”) and its Mexican wholly-owned subsidiary, Atzek Mineral SV de CV (“Atzek”).  All intercompany transactions have been eliminated.  The Company’s fiscal year end is October 31.

b)	Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2007, included in the Company’s Annual Report on Form 10-K filed on February 21, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2008, and the results of its operations and cash flows for the six month period ended April 30, 2008 and 2007. The results of operations for the period ended April 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to the valuation of common stock and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2008, there were 1,100,000 dilutive securities.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at April 30, 2008, and October 31, 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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
April 30, 2008
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

Financial instruments, which include cash, short-term investments, due from a related party, loan receivable, other receivables, accounts payable, accrued liabilities and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, Mexico and Argentina, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

The functional currency of the wholly-owned subsidiary, Incas, is the Argentine Peso. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

l)	Foreign Currency Translation (continued)

The functional currency of the wholly-owned subsidiary, Atzek, is the Mexican Peso. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

m)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments,” using the fair value method.  The Company has not issued any stock options or share based payments since its inception.

n)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recently Issued Accounting Pronouncements (continued)

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

3.	Short Term Investments

The Company holds into a term deposit with an original maturity of one year in the amount of $40,250, bearing interest of 3.75% per annum, due October 20, 2008.  At April 30, 2008, the Company accrued $755 of interest income.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

4.       Acquisition of Incas

On July 24, 2007, the Company entered into a Stock Acquisition Agreement to acquire all of the issued and outstanding shares of Incas for consideration of $1,500.  Pursuant to this agreement, the Company entered into a Management Agreement with the President and CEO of the Company to provide management services in consideration of $8,500 per month.  Additionally, the Company agreed to issue 10% of the then issued and outstanding share to the President of the Company upon the Company: (1) receiving a bankable feasibility study on any group of mineral properties the Company has an interest in and which the President of the Company is responsible for bringing to the Company; and (2) selling any such properties before a bankable feasibility study is completed, provided that the President does not own more than 65% of the then issued and outstanding shares of the Company. This acquisition has been accounted for using the purchase method of accounting. The purchase price of $1,500 was allocated entirely to mineral property costs as the net book value of Incas is nil.  At April 30, 2008, the Company has not yet determined whether there are any proven reserves on the property.

5.	Acquisition of Atzek

On February 29, 2008, pursuant to a stock acquisition agreement, the Company acquired all of the issued and outstanding common shares of Atzek, for consideration of $50,000 and 16,000,000 shares of the Company’s common stock.  In accordance with SFAS No. 141 “Business Combinations”, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date.  The excess purchase price over those fair values is recorded as mineral property costs.  At April 30, 2008, the Company has not yet determined whether there are any proven reserves on the property.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on an independent valuation analysis using estimates and assumptions provided by management, and other information complied by management.

The purchase price was allocated to the following assets and liabilities:

Cash	$346
Prepaid expenses	6,147
Other accounts receivable	1,030
Property and equipment	4,468
Mineral properties	902,013
Accrued liabilities	(4)

Paid by $50,000 and issuance of 16,000,000 shares of common stock	$914,000

6.           Property and Equipment

			April 30,	October 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Furniture	5,095	299	4,796	2,737
Computer and equipment	1,279	99	1,180	541
Automobile	4,747	593	4,154	–

	11,121	991	10,130	3,278

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

7.      Loan Receivable

On July 31, 2007, in conjunction with the mineral property exploration and option agreement as described in Note 8(b), the Company entered into a loan agreement (the “Agreement”) with the vendor in exchange for cash proceeds of $180,000.  Under the terms of the Agreement, the proceeds are to be used to acquire equipment with the intent to explore and exploit the alluvial part of the optioned mineral claims held by Incas.  The amount is unsecured, non-interest bearing, and due on May 1, 2009.  Commencing December 1, 2007, the Company will receive monthly repayments of $10,000 until full repayment of the loan.  As at April 30, 2008, $10,000 has been received by the Company.

8.      Mineral Properties

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

c)
On July 6, 2007, Incas entered into a mineral property exploration and option agreement whereby the Company has the exclusive right to explore three minerals claims in Argentina with an option to acquire a 100% interest in the properties upon fulfilling the conditions set forth: (1) Incas is obliged to submit to the vendor a quarterly report with technical data and detailed expenses on the mineral claim; (2) Incas will pay to the vendor a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim; (3) upon completion of the option payments, Incas will pay the vendor $3,500,000, less any payments made by Incas during the option period; (4)  Incas will also pay the vendor $50,000 on June 30, 2008 (paid), $100,000 on June 30, 2009, and $200,000 on June 30, 2010.

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

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

8.	Mineral Properties (continued)

d)
On September 25, 2007, Atzek entered into an option agreement to acquire three mineral claims in Mexico covering a total of 1,030 hectares (approximately 2,545 acres) (the “Cananea Claims”).  Atzek has the exclusive right to explore the Cananea Claims with an option to acquire a 100% interest in the Cananea Claims upon fulfilling the following conditions:

(1)
During the term of the option, Atzek is obliged to submit to the registered owners a report with technical data and detailed expenses on the Cananea Claims within 30 days after the end of each quarter.

(2)
After commencement of production on the mineral claim, Atzek will pay the registered owners a total of $10,000,000 (the “Option Price”), less any payments made by the Company during the option period.  The Company can choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$1,000,000 every six months plus a penalty payment of $1,000,000 until the Option Price is paid in full.

iii.	Alternatively, if the Company chooses, if can make the following payments of the Option Price:

1.	$50,000 (paid) on or before March 12, 2008.

2.	$100,000 on or before March 12, 2009.

3.	$200,000 on or before March 12, 2010.

4.	$400,000 on or before March 12, 2011.

5.	$9,250,000 on or before March 12, 2012.

(3)	Within 12 months of signing the Real de Cananea Option Agreement, the Company will conduct a geological and mining inspection and audit of the Cananea Claims.

On March 12, 2008, the Company paid the first $50,000 of the Option Price.

e)
On September 26, 2007, Atzek entered into an option agreement to acquire four mineral claims in Mexico covering 150 hectares (the “Colorada Claims”).  Atzek has the exclusive right to explore the Colorada Claims with an option to acquire a 100% interest in the Colorada Claims upon fulfilling the following conditions:

(1)
During the term of the option, Atzek is obliged to submit to the registered owners a report with technical data and detailed expenses on the Colorada Claims within 30 days after the end of each quarter.

(2)
After commencement of production on the Colorada Claims, Atzek will pay the registered owners $5,000,000 (the “Total Price”), less any payments made by the Company during the option period.  The Company can choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$500,000 every six months plus a penalty payment of $500,000 until the Total Price is paid in full.

iii.	Alternatively, if the Company chooses, if can make the following payments of the Total Price:

1.	$50,000 (paid) on or before March 12, 2008.

2.	$100,000 on or before March 12, 2009.

3.	$200,000 on or before March 12, 2010.

4.	$400,000 on or before March 12, 2011.

5.	$4,250,000 on or before March 12, 2012.

On March 12, 2008, Soltera paid the first $50,000 of the Option Price.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

8.	Mineral Properties (continued)

During the life of any mine on the Colorada Claims, the registered owners will be entitled to receive a 2% net return royalty, which may be bought out by the Company at any time for $2,000,000.

f)
On February 29, 2008, the Company entered into an assignment agreement with the President of the Company to assign all of his interest in an option agreement for a 25% interest in certain mineral property in Argentina.  Pursuant to the terms and conditions of the assignment agreement, the Company issued 8 million restricted shares of common stock to the President on March 5, 2008 and will assume all the rights and obligations of the assignment agreement and will pay 25% of all option payments and exploration expenditures after the first $3,000,000.

9.      Related Party Balances/Transactions

a)
Commencing August 1, 2007, the Company entered into an agreement with the Chief Financial Officer of the Company to provide services in exchange for $3,500 per month and rent in exchange for $500 per month.  During the six month period ended April 30, 2008, the Company paid $21,000 (2007 - $nil) as compensation for management services and $3,000 (2007 - $nil) for rent.

b)
On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month.  During the six month period ended April 30, 2008, the Company recorded $51,000 (2007 - $nil) of management services provided by the President of the Company

c)
As at April 30, 2008, the Company is owed $3,810 (October 31, 2007 - $nil) from the Chief Financial Officer of the Company for cash advances.  The amount owing is unsecured, non-interest bearing, and due on demand.

d)	As at April 30, 2008, the Company owes $39,698 (October 31, 2007 - $nil) to the President of the Company for cash advances. The amount owing is unsecured, non-interest bearing and due on demand.

10.           Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $

Balance, October 31, 2007	1,100,000	0.66

Issued	–	–
Exercised	–	–
Cancelled	–	–

Balance, April 30, 2008	1,100,000	0.66

As at April 30, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

500,000	$ 0.55	June 28, 2009
600,000	$ 0.75	July 25, 2009

1,100,000

11.           Commitments

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

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

11.           Commitments (continued)

(b)	Refer to Note 8.

(c)
On July 24, 2007, the Company entered into a management agreement with the President of Company to provide management services in exchange for $8,500 per month.  In addition, the Company committed to issuing 10% of the issued and outstanding common shares of the Company once the Company: (i) receives a bankable feasibility study on any group of mineral properties in which the President if the Company is responsible for bringing to the Company; and (ii) sells any such properties before a bankable feasibility study is completed, provided that the President of the Company does not own more than 65% of the issued and outstanding common shares of the Company at any time.  As at April 30, 2008, the Company has not issued any common shares to the President of the Company with respect to the management agreement.

(d)	On February 3, 2008, the Company entered into a Camp Leasing Agreement for a mining camp, for a two year term expiring on February 2, 2010, at $10,000 per year.

12.	Common Stock

(a)
On February 29, 2008, the Company entered into an assignment agreement with the President of the Company to assign all of his interest in an option agreement for a 25% interest in certain mineral property in Argentina.  Pursuant to the terms and conditions of the assignment agreement, the Company issued 8,000,000 restricted shares of common stock at a fair value of $0.054 per share to the President on March 5, 2008 and will assume all the rights and obligations of the assignment agreement.

(b)
On February 29, 2008, the Company issued 16,000,000 restricted common shares at a fair value of $0.054 per share pursuant to a stock acquisition agreement entered with the President of the Company to acquire 100% of the common shares of Atzek Mineral SA de CV.

(c)	On April 15, 2008, the Company increased its authorized capital from 75,000,000 shares to 200,000,000 shares of common stock with a par value of $0.001 per share.

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

The Colorada Claims are located in the central part of the Sonora State (Mexico) 45 kilometres (approximately 28 miles) East South East of Hermosillo City Mexico, in the municipality of Ures, 4.5 kilometres (approximately 3 miles) from Santa Rosalia Village.  The centre area coordinates are 29° 07'' 30" North Latitude and 110° 31' 30" Longitude West.

Soltera is currently focusing its efforts on performing the tactical geochemical exploration and a geologic survey that will be followed by a geophysical prospecting to understand the mineralization structure and genesis.

Page - 16

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

The El Torno Project, the Zapaleri Project, and the Eureka Claims are collectively referred to as the “Argentinean Projects”.

Canada

Soltera’s mineral claims in Atlin, British Columbia, Canada (the “Atlin Claims”) are in good standing until June 1, 2008 and have been assigned tenure numbers 529220 and 529221 by the Province of British Columbia (the “Province”).  Both Atlin Claims are identical in size and cover a combined area of 488 hectares (approximately 1,200 acres).  In order to keep the Atlin Claims in good standing, Soltera must file a technical report concerning its Phase 1 exploration program by June 1, 2008 with the Mineral Titles Office in British Columbia, Canada.  Once the technical report is filed the Atlin Claims will be in good standing until March 2, 2009.

Page - 17

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

If Phase Two takes place, management will review its results in winter 2008.  If Soltera is able to continue to confirm elevated metal values at specific hand drilled targets Soltera would consider Phase Two a success and would plan for a Phase Three exploration program (“Phase Three”).  Phase Three is expected to cost at least $18,000 (2005 cost estimate).  At this stage, Soltera would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.  Phase Three would commence in June 2009 if Phase Two is successful.

Page - 18

Risk Factors

An investment in Soltera’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Soltera’s Form SB-2 filed on March 1, 2006 and Soltera’s Form 10-KSB filed on February 21, 2008.

Financial Condition

As at April 30, 2008, Soltera had a cash balance of $216,694.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Soltera’s common stock or sale of part of its interest in the Mexican Projects, the Argentinean Projects, or its Atlin Claims.  If Soltera is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Soltera.  Soltera does not have any financing arranged and Soltera cannot provide investors with any assurance that Soltera will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Soltera’s business will fail.

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

Capital Resources

As of April 30, 2008, Soltera had total assets of $487,468 and total liabilities of $79,226 for a net working capital of $388,112, compared with a net working capital of $99,699 as of April 30, 2007.

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

Net Cash Used in Operating Activities

For the six month period ended April 30, 2008, net cash used in operating activities increased to $385,564 compared with $22,627 for the same six month period in the previous fiscal year.

At April 30, 2008, Soltera had cash of $216,694.  During the six month period ended April 30, 2008, Soltera used $385,564 in net cash for operating activities.  This amount was made up of $1,796,286 to cover operating costs, a decrease in short term investments of $41,005, a decrease in prepaid expenses of $22,759, a decrease in accounts receivable of $5,110, an increase in accounts payable and accrued liabilities of $27,491, and an increase in due from related party of $17,583.  These uses of cash were offset by an increase in an impairment of mineral property costs of $1,434,013 and an increase in amortization of $509.

Net Cash Used in Investing Activities

Net cash used in investing activities was $137,287 for the six month period ended April 30, 2008 as compared with $nil of cash used for the same six month period in the previous fiscal year.  This amount was made up of $49,654 paid on the acquisition of Atzek and $100,000 in mineral property acquisition costs, which were offset by $2,367 for the disposal of property and equipment and $10,000 in proceeds from a loan receivable.

Net Cash Used in Financing Activities

Net cash flows provided by financing activities increased to $nil for the six month period ended April 30, 2008 as compared with financing of $98,700 for the same six month period in the previous fiscal year as a result of the issuance of common stock in March 2007.

Results of Operation

Soltera has had no operating revenues since its inception on September 21, 2005, through to April 30, 2008.  Soltera’s activities have been financed from the proceeds of share subscriptions.  From its inception, on September 21, 2005, to April 30, 2008 Soltera has raised a total of $1,152,250 from private offerings of its common stock.

For the period from inception on September 21, 2005, to April 30, 2008, Soltera incurred total expenses of $2,071,990.  These expenses included $138,219 in mineral property costs represented by the cost charged to operations for the acquisition of mineral properties and $1,434,013 in an impairment of mineral property costs, which is the recognized loss when the carrying amount is not recoverable and exceeds fair value.  Soltera incurred $157,257 in professional fees.  Soltera also expensed a total of $131,250 for management fees.  Soltera had general and administrative expenses of $149,826.

For the three month period ended April 30, 2008, Soltera incurred total expenses of $1,644,739.  These expenses included (1) $57,709 in mineral property costs and $1,434,013 in an impairment of mineral property costs; (2) $27,978 in professional fees; (3) $76,035 for general and administrative expenses; and (4) $39,000 in management fees.

For the three month period ended April 30, 2007, Soltera incurred total expenses of $13,335.  These expenses included (1) $nil in mineral property costs; (2) $9,284 in professional fees; (3) $1,500 for donated services provided by its president; (4) $750 in donated rent provided by its president; and (5) $1,801 for general and administrative expenses.

Page - 20

Off-balance Sheet Arrangements

Soltera has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at April 30, 2008.

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

Logistics costs in Argentina are estimated to be US$50,000.  The total anticipated expenses for the Argentinean Projects are US$350,000.

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

Page - 21

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

Page - 22

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

Management does not expect that Soltera’s disclosure controls or its internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected

Mr. Montanari and Mr. Sing have evaluated the effectiveness of the design and operation of Soltera’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Montanari and Mr. Sing have concluded that, as of the Evaluation Date, Soltera’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports Soltera files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Page - 23

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Soltera did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Soltera did not sell any unregistered equity securities, with the exception of the following:

February 2008 - Assignment Agreement and Stock Acquisition Agreement

During the quarter of the fiscal year covered by this report, Soltera issued (a) 8,000,000 restricted shares of common stock in the capital of Soltera pursuant to the terms and conditions of an assignment agreement dated February 29, 2008, and (b) 16,000,000 restricted shares of common stock in the capital of Soltera pursuant to the terms and conditions of a stock acquisition agreement dated February 29, 2008.  The aggregate 24 million restricted shares were issued on March 5, 2008.  See Exhibit 10.13 – Assignment Agreement, Exhibit 10.15 – Stock Acquisition Agreement and Soltera’s Form 8-K (Current Report) filed on March 10, 2008 for more details.

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

Page - 24

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to Soltera’s previously filed Form SB-2, Form 10-KSB’s, Form 10-QSB’s, Form 8-K’s and Form 10-Q.

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

Page - 25

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

By:/s/ Fabio Montanari
Dated:                      July 22, 2008
Name:                      Fabio Montanari
Title:                      Director and CEO
(Principal Executive Officer)

By:/s/ Nadwynn Sing
Dated:                      July 22, 2008
Name:                      Nadwynn Sing
Title:                      Director and CFO
(Principal Financial Officer)

Page - 26

Exhibit 31

Page - 27

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION

I, Fabio Montanari, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2008 of Soltera Mining Corp.;

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

Date:  July 22, 2008

/s/ Fabio Montanari
Fabio Montanari
Chief Executive Officer

Page - 28

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION

I, Nadwynn Sing, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2008 of Soltera Mining Corp.;

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

Date:  July 22, 2008

/s /Nadwynn Sing
Nadwynn Sing
Chief Financial Officer

Page - 29

Exhibit 32

Page - 30

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Soltera Mining Corp. (the “Company”) on Form 10-Q for the period ending April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Fabio Montanari, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Fabio Montanari
Fabio Montanari
Chief Executive Officer

July 22, 2008

Page - 31

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Soltera Mining Corp. (the “Company”) on Form 10-Q for the period ending April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Nadwynn Sing
Nadwynn Sing
Chief Financial Officer

July 22, 2008

Page - 32