Form 10-Q
period 2008-07-31
Soltera Mining Corp.
filed 2008-09-23
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________________ to ______________________________________________

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 19, 2008
common stock - $0.001 par value	66,565,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

SOLTERA MINING CORP.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

July 31, 2008

(Unaudited)

Page - 2

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	July 31, 2008 $	October 31, 2007 $
	(unaudited)
ASSETS

Current Assets

Cash	108,110	718,868
Short-term investments (Note 3)	41,382	–
Prepaid expenses	24,496	–
Due from a related party (Note 9(c))	3,810	4,120
Loan receivable – current portion (Note 7)	110,000	110,000
Other receivables	21,896	2,516

Total Current Assets	309,694	835,504

Property and equipment (Note 6)	10,013	3,278
Loan receivable (Note 7)	10,000	70,000

Total Assets	329,707	908,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	33,228	4,809
Accrued liabilities	21,145	5,935
Due to a related party (Note 9(d))	41,972	–

Total Liabilities	96,345	10,744

Contingencies and Commitments (Notes 1, 8 and 12)

Stockholders’ Equity

Common Stock, 200,000,000 shares authorized, $0.001 par value 66,565,000 shares issued and outstanding (October 31, 2007 – 42,565,000)	66,565	42,565

Additional Paid-in Capital	2,385,635	1,113,635

Donated Capital	15,000	15,000

Accumulated Other Comprehensive Income (Loss)	13,497	(361)

Deficit Accumulated During the Exploration Stage	(2,247,335)	(272,801)

Total Stockholders’ Equity	233,362	898,038

Total Liabilities and Stockholders’ Equity	329,707	908,782

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	September 21, 2005	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 9)	208,491	53,165	28,222	164,808	31,863
Professional fees	206,911	49,654	12,563	121,208	34,032
Management fees (Note 9)	176,750	36,000	9,694	111,000	9,694
Mineral property costs	126,040	(12,179)	11,644	73,115	13,479
Impairment of mineral property costs	1,484,013	50,000	–	1,484,013	–
Travel and accommodation	48,410	1,985	–	21,522	–

Total Expenses	2,250,615	178,625	62,123	1,975,666	92,068

Net Loss before other items	(2,250,615)	(178,625)	(62,123)	(1,975,666)	(92,068)

Other Income
Interest income	3,280	377	–	1,132	–

Net Loss	(2,247,335)	(178,248)	(62,123)	(1,974,534)	(92,068)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	13,497	3,368	(50)	13,858	(50)

Comprehensive Loss	(2,233,838)	(174,880)	(62,173)	(1,960,301)	(92,118)

Net Loss Per Share – Basic and Diluted		–	–	(0.04)	–

Weighted Average Shares Outstanding		66,565,000	40,802,000	50,967,000	40,184,800

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2008	2007
	$	$

Operating Activities

Net loss for the period	(1,974,534)	(92,068)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,072	–
Donated rent	–	2,250
Donated services	–	3,000
Impairment of mineral property costs	1,484,013	–

Changes in operating assets and liabilities
Prepaid expenses	(23,922)	–
Other receivables	(3,640)	–
Accounts payable and accrued liabilities	42,131	1,000
Due from related party	19,073	17,944

Net Cash Used In Operating Activities	(455,807)	(68,189)

Investing Activities

Net cash paid on acquisition of Atzek Mineral SA de CV	(49,654)	–
Mineral property acquisition costs	(150,000)	–
Proceeds from disposal of property and equipment	2,467	–
Short-term investments	(41,382)	–
Proceeds from loan receivable	60,000	–

Net Cash Used in Investing Activities	(178,569)	–

Financing Activities

Advances to a related party	310	–
Repayment of related party loan	–	(3,872)
Advances for loan agreement	–	(180,000)
Proceeds from issuance of common stock, net	–	1,098,700

Net Cash Provided By Financing Activities	310	914,828

Effect of Exchange Rate Changes on Cash	23,308	(50)

Increase (Decrease) in Cash	(610,758)	846,589

Cash - Beginning of Period	718,868	27,194

Cash - End of Period	108,110	873,783

Non Cash Investing and Financing Activities
Amount owing for acquisition of Incas Mineral S.A.	–	1,500
Shares issued to acquire Atzek Mineral SA de CV	864,000	–
Shares issued for mineral property acquisition costs	432,000	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)
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

On February 29, 2008, pursuant to a stock acquisition agreement, the Company acquired all of the issued and outstanding common shares of Atzek Mineral SA de CV (“Atzek”), for consideration of $50,000 and 16,000,000 shares of the Company’s common stock.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  As at July 31, 2008, the Company has never generated any revenues and has accumulated losses of $2,247,335 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s common shares trade on the Over the Counter Bulletin Board (OTCBB) under the symbol SLTA.OB.

2.      Summary of Significant Accounting Policies

a)	Consolidated Financial Statements and Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements represent the consolidation of the Company with its Argentinean wholly-owned subsidiary, Incas Mineral, S.A. (“Incas”) and its Mexican wholly-owned subsidiary, Atzek Mineral SA de CV (“Atzek”).  All intercompany transactions have been eliminated.  The Company’s fiscal year end is October 31.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2008, and the results of its operations and cash flows for the nine month periods ended July 31, 2008 and 2007. The results of operations for the period ended July 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to recoverability valuation of mineral property acquisition costs, asset retirement obligations, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2008, there were 1,100,000 dilutive securities.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at July 31, 2008 and 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Short-term investments

Short-term investments consist of highly liquid short-term interest bearing securities with a term to maturity of greater than three months on the date of purchase.

h)	Mineral Property Costs

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

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

i)	Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided on a straight-line basis over 5 to 10 years.

j)	Long-Lived Assets

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

k)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

l)	Financial Instruments

Financial instruments, which include cash, short-term investments, due from a related party, loan receivable, other receivables, accounts payable, accrued liabilities and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Mexico, Canada and Argentina, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

m)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

n)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments” using the fair value method.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

o)	Foreign Currency Translation

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

p)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

p)      Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. SFAS 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

q)     Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Short-term Investments

The Company holds a term deposit with an original maturity of one year in the amount of $40,250, bearing interest of 3.75% per annum, maturing on October 20, 2008. For the nine months ended July 31, 2008, the Company accrued $1,132 of interest income.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
(Unaudited)

4.       Acquisition of Incas

On July 24, 2007, the Company entered into a Stock Acquisition Agreement to acquire all of the issued and outstanding shares of Incas for consideration of $1,500.  Pursuant to this agreement, the Company entered into a Management Agreement with the President and CEO of the Company to provide management services in consideration of $8,500 per month.  In addition, the Company agreed to issue 10% of the then issued and outstanding share to the President of the Company upon the Company: (1) receiving a bankable feasibility study on any group of mineral properties the Company has an interest in and which the President of the Company is responsible for bringing to the Company; and (2) selling any such properties before a bankable feasibility study is completed, provided that the President does not own more than 65% of the then issued and outstanding shares of the Company. This acquisition has been accounted for using the purchase method of accounting. The purchase price of $1,500 was allocated entirely to mineral property costs as the net book value of Incas is nil.  At July 31, 2008, the Company has not yet determined whether there are any proven reserves on the property.

5.	Acquisition of Atzek

On February 29, 2008, pursuant to a stock acquisition agreement, the Company acquired all of the issued and outstanding common shares of Atzek, for consideration of $50,000 and 16,000,000 shares of the Company’s common stock. In accordance with SFAS No. 141 “Business Combinations”, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess purchase price over those fair values is recorded as mineral property costs. At July 31, 2008, the Company has not yet determined whether there are any proven reserves on the property. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on an independent valuation analysis using estimates and assumptions provided by management, and other information complied by management.

The purchase price was allocated to the following assets and liabilities:

Cash	$346
Prepaid expenses	6,147
Other accounts receivable	1,030
Property and equipment	4,468
Mineral properties	902,013
Accrued liabilities	(4)

Paid by $50,000 and issuance of 16,000,000 shares of common stock	$914,000

6.           Property and Equipment

			July 31,	October 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Automobile	4,959	930	4,029	–
Computer and equipment	1,879	108	1,771	541
Furniture	4,800	587	4,213	2,737

	11,638	1,625	10,013	3,278

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
(Unaudited)

7.      Loan Receivable

On July 31, 2007, in conjunction with the mineral property exploration and option agreement as described in Note 8(b), the Company entered into a loan agreement (the “Agreement”) with the vendor in exchange for cash proceeds of $180,000. Under the terms of the Agreement, the proceeds are to be used to acquire equipment with the intent to explore and exploit the alluvial part of the optioned mineral claims held by Incas.  The amount is unsecured, non-interest bearing, and due on May 1, 2009. Commencing December 1, 2007, the Company will receive monthly repayments of $10,000 until full repayment of the loan. As at July 31, 2008, the Company received $60,000 from the vendor and has applied $50,000 of this loan repayment to offset the acquisition option payment that was due on June 30, 2008.  Refer to Note 8(c).

8.      Mineral Properties

a)
On September 22, 2006, the Company entered into an agreement with the President of the Company to acquire a 100% interest in sixteen mineral claims located in the Atlin Mining Division, British Columbia, Canada, for consideration of the issuance of 23,700,000 shares of common stock. The claims are registered in the name of the President, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. On March 2, 2007, the Company re-staked the sixteen mineral claims into two larger claims and renewed the trust agreement with the President.  These claims expired during the period ended July 31, 2008.

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

The Company is aware of a potential claim dispute on the agreement. However, management believes that the Company’s ownership rights are in good standing.  The Company will make no further investment until the dispute is resolved.

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
July 31, 2008
(Expressed in US dollars)
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

(2)
After commencement of production on the mineral claim, Atzek will pay the registered owners a total of $10,000,000 (the “Option Price”), less any payments made by the Company during the option period.  The Company can choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$1,000,000 every nine months plus a penalty payment of $1,000,000 until the Option Price is paid in full.

iii.	Alternatively, if the Company chooses, if can make the following payments of the Option Price:

1.	$50,000 (paid) on or before March 12, 2008.

2.	$100,000 on or before March 12, 2009.

3.	$200,000 on or before March 12, 2010.

4.	$400,000 on or before March 12, 2011.

5.	$9,250,000 on or before March 12, 2012.

(3)	Within 12 months of signing the Real de Cananea Option Agreement, the Company will conduct a geological and mining inspection and audit of the Cananea Claims.

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

(2)
After commencement of production on the Colorada Claims, Atzek will pay the registered owners $5,000,000 (the “Total Price”), less any payments made by the Company during the option period. The Company can choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$500,000 every nine months plus a penalty payment of $500,000 until the Total Price is paid in full.

iii.	Alternatively, if the Company chooses, if can make the following payments of the Total Price:

1.	$50,000 (paid) on or before March 12, 2008.

2.	$100,000 on or before March 12, 2009.

3.	$200,000 on or before March 12, 2010.

4.	$400,000 on or before March 12, 2011.

5.	$4,250,000 on or before March 12, 2012.

On March 12, 2008, the Company paid the first $50,000 of the Option Price.

During the life of any mine on the Colorada Claims, the registered owners will be entitled to receive a 2% net return royalty, which may be bought out by the Company at any time for $2,000,000.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
(Unaudited)

8.	Mineral Properties (continued)

f)
On February 29, 2008, the Company entered into an assignment agreement with the President of the Company to assign all of his interest in an option agreement for a 25% interest in certain mineral property in Argentina. On March 5, 2008, pursuant to the terms and conditions of the assignment agreement, the Company issued 8,000,000 restricted shares of common stock to the President and assumed all the rights and obligations of the assignment agreement and will pay 25% of all option payments and exploration expenditures after the first $3,000,000.

9.      Related Party Transactions

a)
Commencing August 1, 2007, the Company entered into an agreement with the Chief Financial Officer of the Company to provide services in exchange for $3,500 per month and rent in exchange for $500 per month. During the nine month period ended July 31, 2008, the Company paid $31,500 (2007 - $nil) as compensation for management services and $4,500 (2007 - $nil) for rent.

b)
On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. During the nine month period ended July 31, 2008, the Company recorded $76,500 (2007 - $12,750) of management services provided by the President of the Company.

c)
As at July 31, 2008, the Company advanced $3,810 (October 31, 2007 - $nil) to the Chief Financial Officer of the Company for expenses to be incurred on behalf of the Company.  As at October 31, 2007, the Company had advanced $4,120 to the former President of the Company for expenses to be incurred on behalf of the Company. The amount advanced is unsecured, non-interest bearing, and due on demand.

d)	As at July 31, 2008, the Company owes $41,972 (October 31, 2007 - $nil) to the President of the Company for cash advances. The amount owing is unsecured, non-interest bearing and due on demand.

e)
During the nine month period ended July 31, 2007, the continuity of the Company recognized a total of $2,250 for donated rent and $3,000 for donated services for office space and services provided by the former President of the Company.

10.	Common stock

a)
On February 29, 2008, the Company entered into an assignment agreement with the President of the Company to assign all of his interest in an option agreement for a 25% interest in certain mineral property in Argentina. On March 5, 2008, pursuant to the terms and conditions of the assignment agreement, the Company issued 8,000,000 shares of common stock at a fair value of $432,000 to the President and assumed all the rights and obligations of the assignment agreement.

b)
On February 29, 2008, the Company issued 16,000,000 common shares at a fair value of $864,000 pursuant to a stock acquisition agreement entered with the President of the Company to acquire 100% of the common shares of Atzek Mineral SA de CV.

c)	On April 15, 2008, the Company increased its authorized capital from 75,000,000 shares to 200,000,000 shares of common stock.

11.	Share Purchase Warrants

As at July 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

500,000	$ 0.55	June 28, 2009
600,000	$ 0.75	July 25, 2009

1,100,000

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
(Unaudited)

12.           Commitments

(a)
On May 22, 2007, the Company entered into a mining exploration agreement with Decoors Mining Corp. (“Decoors”) to provide exploration services to the Company on the BC mineral properties from June to September 2007 for $14,000. A payment of $11,000 was made upon signing the agreement to be applied to exploration costs and a final payment of $3,000 is due upon the completion of a geologist report and valid filing with the Province of British Columbia. As at July 31, 2008, Decoors failed to fulfil its obligations to file the final report and expenditures and the Company did not make the final payment of $3,000 to Decoors.

(b)	Refer to Note 8.

(c)
On July 24, 2007, the Company entered into a management agreement with the President of Company to provide management services in exchange for $8,500 per month. In addition, the Company committed to issuing 10% of the issued and outstanding common shares of the Company once the Company: (i) receives a bankable feasibility study on any group of mineral properties in which the President if the Company is responsible for bringing to the Company; and (ii) sells any such properties before a bankable feasibility study is completed, provided that the President of the Company does not own more than 65% of the issued and outstanding common shares of the Company at any time. As at July 31, 2008, the Company has not issued any common shares to the President of the Company with respect to the management agreement.

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

The El Torno Project, the Zapaleri Project, and the Eureka Claims are collectively referred to as the “Argentinean Projects”.

Canada

On May 22, 2007, Soltera engaged Decoors Mining Corp. of Atlin, British Columbia to perform the Phase One exploration program on the mineral claims in Atlin, British Columbia, Canada (the “Atlin Claims”).  The Phase One exploration program on the Atlin Claims was initiated in May 2008 and completed before June 1, 2008.  Soltera did not receive a final report from Decoors.  However, an email received on June 1, 2008 indicated that there would be issues relating to a new uranium moratorium in British Columbia as well as issues regarding any future permits for mining the claims.  Accordingly, on June 1, 2008 Soltera allowed the Atlin Claims to lapse and they were forfeited on June 1, 2008.  Soltera will not conduct any further exploration on these mineral claims.

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

Financial Condition

As at July 31, 2008, Soltera had a cash balance of $108,110.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Soltera’s common stock or sale of part of its interest in the Mexican Projects, the Argentinean Projects, or its Atlin Claims.  If Soltera is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Soltera.  Soltera does not have any financing arranged and Soltera cannot provide investors with any assurance that Soltera will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Soltera’s business will fail.

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

Page - 18

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

Capital Resources

As of July 31, 2008, Soltera had total assets of $329,707 and total liabilities of $96,345 for working capital of $213,349, compared with working capital of $824,760 as of October 31, 2007.

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

Net Cash Used in Operating Activities

For the nine month period ended July 31, 2008, net cash used in operating activities increased to $455,807 compared with $68,189 for the same nine month period in the previous fiscal year.

At July 31, 2008, Soltera had cash of $108,110.  During the nine month period ended July 31, 2008, Soltera used $445,807 in net cash for operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $178,569 for the nine month period ended July 31, 2008 as compared with $nil used for the same nine month period in the previous fiscal year.  This amount was made up of $49,654 paid on the acquisition of Atzek Mineral SA de CV, $150,000 in mineral property acquisition costs, and $41,382 in short term investments, which were offset by $2,467 for proceeds from the disposal of property and equipment and $60,000 for proceeds from loan receivable.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $310 for the nine month period ended July 31, 2008 for an advance to a related party as compared with financing of $914,828 for the same nine month period in the previous fiscal year, which was mostly as a result of the issuance of common stock in June and July 2007.

Results of Operation

Soltera has had no operating revenues since its inception on September 21, 2005, through to July 31, 2008.  Soltera’s activities have been financed from the proceeds of share subscriptions.  From its inception, on September 21, 2005, to July 31, 2008 Soltera has raised a total of $1,152,250 from private offerings of its common stock.

Page - 19

For the period from inception on September 21, 2005, to July 31, 2008, Soltera incurred total expenses of $2,250,615.  These expenses included $126,040 in mineral property costs represented by the cost charged to operations for the acquisition of mineral properties and $1,484,013 for impairment of mineral property costs, which is the recognized loss when the carrying amount is not recoverable and exceeds fair value.  Soltera incurred $206,911 in professional fees.  Soltera also expensed a total of $176,750 for management fees.  Soltera had general and administrative expenses of $208,491 and travel and accommodation expenses of $48,410.

For the three month period ended July 31, 2008, Soltera incurred total expenses of $178,625.  These expenses included (1) $50,000 for impairment of mineral property costs; (2) $49,654 in professional fees; (3) $53,165 for general and administrative expenses; and (4) $36,000 in management fees, all offset by a decrease in mineral property costs of $12,179.

For the three month period ended July 31, 2007, Soltera incurred total expenses of $62,123.  These expenses included (1) $11,644 in mineral property costs; (2) $12,563 in professional fees; (3) $28,222 for general and administrative expenses; and (4) $9,694 in management fees.

Off-balance Sheet Arrangements

Soltera has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at July 31, 2008.

Tabular Disclosure of Contractual Obligations

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Overview and Anticipated Expenses

Mexican Projects - For the Cananea Claims, the anticipated expenses are $20,000 for tactical geochemical exploration, $15,000 for a geological survey, $20,000 for soil geochemistry, and $60,000 for geophysical prospecting with about 30 kilometre lines, providing a subtotal of $105,000 for exploration costs.

For the Colorada Claims, the anticipated expenses are $15,000 for tactical geochemical exploration, $15,000 for a geological survey, $20,000 for soil geochemistry, and $15,000 for geophysical prospecting with about 7 kilometre lines, providing a subtotal of $65,000 for exploration costs.  For the mining right acquisition option contract costs are $100,000 to assure the mining right until March 2009.

Logistics cost in Mexico are estimated to be $ 40,000. The total anticipated expenses for the Mexican Projects are $310,000.

Argentinean Projects - For the Eureka Claims, Soltera will use the exploration expenses of TNR Gold Corp.  TNR is responsible for a total of $3,000,000 in the next three years.

For the Zapaleri Project, Soltera will wait for the positive resolution of the claim dispute.  Until that time no investment will be done on the Zapaleri Project.

For the El Torno Project, Soltera the anticipated expenses are $30,000 for tactical geochemical exploration, $20,000 for a geological survey, and $200,000 in the geophysical prospecting with about 100 kilometre lines, providing a subtotal of $250,000 for exploration.  For the mining right acquisition option contract will be spent $50,000 to assure the mining right until June 2009.

Page - 20

Logistics costs in Argentina are estimated to be $50,000.  The total anticipated expenses for the Argentinean Projects are $350,000.

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

Use of Estimates
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Soltera regularly evaluates estimates and assumptions related to the recoverability of mineral property acquisition costs, asset retirement obligations, stock-based compensation, and deferred income tax asset valuation allowances.  Soltera bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Soltera may differ materially and adversely from Soltera’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Page - 21

Stock-based Compensation
The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments” using the fair value method.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Management does not expect that Soltera’s disclosure controls or its internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Page - 22

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

Page - 23

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

Exhibit	Description	Status
3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera’s Form 8-K filed on May 31, 2007 and incorporated herein by reference	Filed
3.4	Articles of Incorporation of Incas (translated), filed as an Exhibit to Soltera’s Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed
3.5	Licence of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
3.6	Articles of Incorporation of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed

Page - 24

Exhibit	Description	Status
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
Filed

Page - 25

Exhibit	Description	Status
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

SOLTERA MINING CORP.

Dated:           September 19, 2008                                                                           By:/s/ Fabio Montanari
Name:                      Fabio Montanari
Title:                      Director and CEO
(Principal Executive Officer)

Dated:          September 19, 2008                                                                           By:/s/ Nadwynn Sing
Name:                      Nadwynn Sing
Title:                      Director and CFO
(Principal Financial Officer)

Page - 26

Exhibit 31

Page - 27

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Fabio Montanari, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending July 31, 2008 of Soltera Mining Corp.;

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

Date:  September 19, 2008

/s/ Fabio Montanari
Fabio Montanari
Chief Executive Officer

Page - 28

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Nadwynn Sing, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending July 31, 2008 of Soltera Mining Corp.;

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

Date:  September 19, 2008

/s/ Nadwynn Sing
Nadwynn Sing
Chief Financial Officer

Page - 29

Exhibit 32

Page - 30

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Soltera Mining Corp. (the “Company”) on Form 10-Q for the period ending July 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Fabio Montanari, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Fabio Montanari
Fabio Montanari

Chief Executive Officer

September 19, 2008

Page - 31

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Soltera Mining Corp. (the “Company”) on Form 10-Q for the period ending July 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Nadwynn Sing
Nadwynn Sing

Chief Financial Officer

September 19, 2008

Page - 32