Form 10-K
period 2008-10-31
Soltera Mining Corp.
filed 2009-08-28
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                           October 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number   000-51841

SOLTERA MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Bahnhofstrasse 23, Zug, Switzerland	6300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  303 800 5752

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     [   ] Yes         [ X ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     [   ] Yes         [ X ]  No

Page - 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [   ] Yes         [ X ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     [   ] Yes         [ X ]  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                                 [     ]                                                                                                                     Accelerated filer                                              [     ]
Non-accelerated filer                                      [     ]  (Do not check if a smaller reporting company)                                Smaller reporting company                           [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ] Yes         [ X ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,630,284 as of April 30, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 20, 2009
common stock - $0.001 par value	66,898,333

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Soltera’s registration statement on Form SB-2 filed on January 24, 2006; Exhibit 3.4 (Articles of Incorporation of Incas) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on February 21, 2007; Exhibit 3.5 (Licence of Atzek Mineral SA de CV) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on September 25, 2007; Exhibit 3.6 (Articles of Incorporation of Atzek Mineral SA de CV) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on September 25, 2007; Exhibit 3.8 (Act of Incorporation for Albanian Mines Company sh.a.) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on October 23, 2008; Exhibit 10.1 (Property Agreement) filed as an exhibit to Soltera’s registration statement on Form SB-2 filed on January 24, 2006; Exhibit 10.2 (Trust Agreement) filed as an exhibit to Soltera’s Form SB-2 filed on January 24, 2006; Exhibit 10.3 (Management Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on May 2, 2007; Exhibit 10.4 (Letter Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on May 29, 2007;Exhibit 10.5 (Stock Acquisition Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on August 2, 2007; Exhibit 10.6 (First Option Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on August 2, 2007; Exhibit 10.7 (Second Option Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on August 2, 2007; Exhibit 10.8 (Share Transfer Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on August 2, 2007; Exhibit 10.9 (Loan Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on August 2, 2007; Exhibit 10.10 (Share Transfer Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on September 14, 2007; Exhibit 10.11 (Management Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on September 24, 2007; Exhibit 10.12 (Bare Trust) filed as an exhibit to Soltera’s Form 10-KSB (Annual Report) filed on February 21, 2008; Exhibit 10.13 (Assignment Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on March 10, 2008; Exhibit 10.14 (Option Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on March 10, 2008; Exhibit 10.15 (Stock Acquisition Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on March 10, 2008; Exhibit 10.16 (Cananea Exploration Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on March 10, 2008; Exhibit 10.17 (Colorada Exploration Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on March 10, 2008; Exhibit 10.18 (Irrevocable Offer) filed as an exhibit to Soltera’s Form 8-K (Current Report) filed on May 13, 2009; and Exhibit 14 (Financial Code of Ethics) filed as an exhibit to Soltera’s Form 10-QSB (Quarterly Report) filed on September 18, 2007.

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended October 31, 2008, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Soltera disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Soltera may, from time to time, make oral forward-looking statements.  Soltera strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Soltera’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Soltera to materially differ from those in the oral forward-looking statements. Soltera disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

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

Atzek Mineral SA de CV is a Mexican company that was incorporated on September 25, 2007 (“Atzek”).  Atzek is a wholly-owned subsidiary of Soltera.  See Exhibit 3.5 - Licence of Atzek, Exhibit 3.6 - Articles of Incorporation of Atzek, and Exhibit 10.15 – Stock Acquisition Agreement for more details.

Soltera, together with two Albanian companies, ENER-ALB PROJECTS sh.p.k. and ELITE MINE sh.a., formed a new joint venture company named the Albanian Mines Company sh.a. (the “Albanian Joint Venture Company”) to tender for the rights to mineral properties in Albania.  The Albanian Joint Venture Company was formed on October 17, 2008.  See Exhibit 3.8 – Act of Incorporation for more details.

Soltera maintains its statutory resident agent’s office at Suite 304, 2470 Saint Rose Parkway, Henderson, Nevada, 89074 and its business office is located at Bahnhofstrasse 23, 6300, Zug, Switzerland.  Soltera’s office telephone number is (303) 800- 5752.

Page - 3

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

Soltera has an authorized capital of 200 million shares of common stock with a par value of $0.001 per share with 66,898,333 shares of common stock currently issued and outstanding.

Soltera has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Soltera’s business.

(b)	Business of Soltera

Soltera is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”.  Soltera’s principal business is the acquisition and exploration of mineral resources.  Soltera has an interest in mineral claims located in Argentina (the “Argentinean Claims”).  Soltera has not presently determined whether the properties it intends to acquire contain mineral reserves that are economically recoverable.

Soltera is a start-up, development-stage company, which has not generated any revenues from its mineral exploration activities.

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

During the ensuing 12 months, Soltera continued the exploration program on the El Torno Project with tactical geochemical prospecting, and another structural geological survey phase.  With the goal of generating cash flow, over the next 12 months Soltera will attempt to exploit a part of the alluvial part of the El Torno deposit: this deposit has already been exploited by private entities up until April 2007 with good economic results.  Soltera could start this exploitation of the existing alluvial deposit by paying US$500,000 every 6 months until the total payment of the mining rights, but Soltera is currently trying to negotiate with the titleholder to agree on a less expensive agreement.   Soltera will continue to identify and assess new projects for acquisition purposes, but will focus on exploring and adding value to the project interests already acquired.  For example, management has undertaken efforts to locate a joint venture partner for Phase 2 of the mineral exploration program on the El Torno Project, which is part of the Argentinean Claims.

Property Interests

The following is a summary of Soltera’s principal property interests, segregated by the operations on Soltera’s claims.

None of Soltera’s assets or mineral properties are currently in production or contain a reserves.

A.  Zapaleri Project – Argentinean Property

On July 6, 2007, Incas entered into an option agreement with Antonio Agustin Giulianotti.  The option agreement covers one mineral claim in Argentina covering 6,395 hectares (15,802 acres) (the “Zapaleri Project”).  There is a legal dispute that affects Incas’ rights on this claim that has to be resolved by the Mining Chamber of the Jujuy Province.  As a result of the legal dispute and until it is resolved, Incas is not required to commence any work or expense on this project.  After the resolution of the legal dispute, if positive, Incas will have the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the Zapaleri Project upon fulfilling the following conditions:

Page - 4

a.	During the term of the option, Incas is obliged to submit to Mr. Giulianotti a quarterly report with technical data and detailed expenses on the Zapaleri Project.

b.	Mr. Giulianotti will be entitled to 1% of the Foundry Net Return, which can be purchased by Incas for $1 million anytime after production commences on the Zapaleri Project.

c.
After commencement of production on the Zapaleri Project, Incas will pay Mr. Giulianotti a total of $3.5 million, less any payments made by Incas during the option period which can be a maximum of five years.  Incas can choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$500,000 every six months plus a penalty payment of $350,000.

d.
On or before June 30, 2008, Incas was required to pay Mr. Giulianotti $20,000.  This payment has not yet been made and has been postponed indefinitely until the legal dispute that affects Incas’ rights on this claim has been resolved by the Mining Chamber of the Jujuy Province.

e.
On or before June 30, 2009, Incas was required to pay Mr. Giulianotti $40,000.  This payment has not yet been made either and also has been postponed indefinitely until the legal dispute that affects Incas’ rights on this claim has been resolved by the Mining Chamber of the Jujuy Province.

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

Access to the Zapaleri Project is difficult as the area is between 4,000 and 5,500 metres (13,123 and 18,044 feet) in the high Cordillera and there is not a consolidated road.  The location is near the tripoint of Cerro Zapaleri where Argentina has a joint boundary with Bolivia and Chile.

Climate and Geomorphology

As there is no well maintained road to the Zapaleri Project, it can be reached between November and April since in other periods snow is abundant.

The morphology of the area is the typical highland Cordillera with big volcanic cone.

Geology and Mineralization

The area is covered by volcanic tertiary and quaternary formations with a strong ferric alteration detectable from satellite images.  The target could be an epi- or meso-thermal gold mineralization.

Page - 5

B.  El Torno Project – Argentinean Property

On July 6, 2007, Incas entered into an option agreement with Manuel Bernal Mateo.  The option agreement now covers five mineral claims in Argentina covering 7,863.24 hectares (19,430 acres) (the “El Torno Project”).  In October 2007, Incas conducted and completed a geological and mining inspection and audit of the El Torno Project.  As a result of the inspection and audit, Incas was able to confirm the size of the other two mineral claims.  In the First Option Agreement the other two mineral claims are listed but there was no area coverage assigned to them.  These changes resulted in the El Torno Project being increased from 3,947 hectares to 7,863.24 hectares for the following mineral claims:  Mina Manolo (600 hectares), Mina La Despreciada (3,328.53 hectares), Mina El Torno Norte (2,385.43 hectares), Mina El Torno Sur (1,519.28 hectares), and Mina La Palca (30 hectares).

Incas has the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the El Torno Project upon fulfilling the following conditions:

a.	During the term of the option, Incas is obliged to submit to Mr. Mateo a quarterly report with technical data and detailed expenses on the El Torno Project.

b.	Mr. Mateo will be entitled to 1% of the Foundry Net Return, which can be purchased by Incas for $1 million anytime after production commences on the El Torno Project.

c.
After commencement of production on the El Torno Project, Incas will pay Mr. Mateo a total of $3.5 million, less any payments made by Incas during the option period.  Incas can choose one of the following payment plans:

iii.	one lump sum payment; or

iv.	$500,000 every six months plus a penalty payment of $350,000.

d.
On July 30, 2007, Incas was to lend either Mr. Mateo or Mr. Giulianotti $180,000 to be used to purchase a backhoe to be used in the exploration of the alluvial bed.  The borrower was to repay the loan with $10,000 monthly payments commencing on December 1, 2007.  Mr. Mateo has signed a special power of attorney with Mr. Giulianotti.  The $180,000 loan was transferred to the borrower in July 2007.  However, the borrower returned the funds in August 2007 due to a 30% withholding by the Argentinean government.  On September 25, 2008, Soltera delivered the $180,000 to Mr. Giulianotti to be used to purchase the backhoe to be used in the exploration of the alluvial bed.  The borrower was to repay the loan with $10,000 monthly payments commencing on December 1, 2007.  Such payments have not been made to date, instead $150,000 of this amount was used to offset payments due to Mr. Giulianotti as per the Option Agreement for El Torno, and $10,000 of this amount was used to offset payments Mr. Giulianotti made on Inca’s behalf for annual rental fee for the existing campsite on El Torno.  If Mr. Giulianotti does not make the future payments of US$20,000, Soltera will deduct any overdue payments from any amounts that Soltera will owe Mr. Giulianotti in the future.  See below and Exhibit 10.9 – Loan Agreement for more details.

e.	On or before June 30, 2008, Incas was to pay Mr. Mateo $50,000. This payment was offset by $50,000 of the loan payments due to Incas from the borrower.

f.
On or before July 6, 2008, Incas was to conduct a geological and mining inspection and audit of the El Torno Project.  In October 2007, Incas conducted and completed a geological and mining inspection and audit of the El Torno Project.

g.	On or before June 30, 2009, Incas was to pay Mr. Mateo $100,000. This payment has been offset by $100,000 of the loan payments due to Incas from Mr. Mateo.

h.	On or before June 30, 2010, Incas shall pay Mr. Mateo $200,000.

i.	On or before December 30, 2010, Incas will make an investment of $1 million in the exploration of the El Torno Project.

j.	From June 30, 2011, and until the El Torno Project is put into production, Incas will pay Mr. Mateo $150,000 half-yearly, with the first payment due on or before June 30, 2011.

See Exhibit 10.6 - First Renegotiated Option Agreement for more details.

Page - 6

Location and Access

The El Torno Project is also located in the Andean Cordillera in the extreme north-west of Argentina in the Puna Jujeña, Jujuy Province of Argentina, near the international border with Bolivia. The region is at altitudes around 4,000 metres (13,123 feet) and the nearest permanent habitation is the village of Santa Catalina about 15 kilometres (9.5 miles) to the east.

The infrastructure on the El Torno Project comprises electricity 20 kilometres (12.5 miles) away (at the village of Santa Catalina) and a road passable all year by cars and trucks.  Water is abundant in a river cutting through the main vein on the El Torno Project and from a very large river at the border with Bolivia 12 kilometres (7.5 miles) away.

Climate and Geomorphology

The area is at an elevation between 3,800 and 4,300 metres (12,467 and 14,107 feet), but the latitude over the Tropic of Capricorn determines a good climate, without snow and with rain concentrated in the summer season.  The winter is gentle and exploration work is possible the entire year.

The morphology of the area is also gentle as deep slopes and steep mountains are absent.  For this reason the access road to the El Torno Project does not need much maintenance.

Geology and Mineralization

On the El Torno Project, there is an old mine, exploited by Incas and Jesuits, with more than 1,000 metres (3,280 feet) of galleries.  Since January 2006, the owner of the El Torno Project has been exploiting the alluvial part of the deposit that has a thickness of 2 - 3 metres (6.5 – 9.8 feet) and an alluvial conoid close to the main vein with a maximum thickness of 8 metres (26 feet).  The deposit is composed of a large quartz vein, sub-vertical, running North-South, approximately 14 kilometres (8.7 miles) long, 9 to 14 metres (46 feet) wide, and made up of a stock-work system of narrow quartz veins around the principal quartz vein. This system has a length of approximately 2 kilometres (1.24 miles), running in two principal directions: 100-130° and 0 – 20°.  The El Torno Project was investigated by Puma Minerals in 1997 and by Peñoles between August and December 1999.  Puma Minerals had conducted more than 2,100 metres (6,890 feet) of drilling in 16 holes.  Following the Puma Minerals exploration work, Peñoles, conducted in trenches grab samples, a detailed geologic survey, and geophysical prospecting by IP methods.  In a second stage, Peñoles carried out an estimation of the main structure cut by the drills of Puma in an extension of 1.3 kilometres (0.8 miles).  In the only three geophysical profiles performed by Peñoles on the first 1.3 kilometres (0.8 miles) it was also observed the presence of a cloak-type structure with moderate to high chargeability, located between the 50 and 125 metres (164 and 410 feet) of depth which had not been revealed earlier by the Puma Minerals drills.

C.  Eureka Project – Argentinean Property

In March 2007, Soltera secured an option to acquire 100% of the Eureka Claims from the title owner, Senor Antonio Guilianotti, for various rental payments and work commitments pursuant to the terms and conditions of an option agreement. TNR Gold Corp. ("TNR"), a Canadian mining company listed on the TSX with extensive experience in Argentina, was a party to the option agreement and TNR could acquire a 75% interest in the property by spending a total of US$3,000,000 in exploration and option payments before April 20, 2010 pursuant to the terms and conditions of the option agreement.

During 2007 and 2008, TNR carried out sampling programs on the Eureka Claims together with strategic and tactical geochemical prospecting surveys and a geophysical survey. TNR also commissioned a sedimentological-stratigraphic study to guide the exploration and completed an NI-43-101 report.

On April 1, 2009, the three parties agreed to amend the option agreement in view of the current economic climate. In effect, TNR will pay a rental fee of US$5,000 per month until December 2009 and will cover any expenses required to keep the Eureka Claims in good standing. In December 2009, TNR can leave the joint venture or renegotiate the terms of the original agreement. The underlying agreement between Soltera and the title owner remains unchanged, so if TNR decides to leave or if Soltera decides to invest alone or with other joint-venture partners, the project reverts 100% to Soltera who can then invest directly or with another joint-venture partner.  See Exhibit 10.18 for more details.

Page - 7

Location and Access

The Eureka Project is also located in the Andean Cordillera in the extreme north-west of Argentina in the Puna Jujeña, Jujuy Province of Argentina, near the international border with Bolivia and only 3 km from the El Torno Project. The region is at altitudes around 4,000 metres (13,123 feet) and the nearest permanent habitation is the village of Santa Catalina village about 30 kilometres (19 miles) to the east. The infrastructure on the Eureka Project includes access to electricity generated 30 kilometres (19 miles) away (from the village of Santa Catalina) and a road passable all the year by trucks. Water is abundant in the very large river at the border of Bolivia 15 kilometres (9.5 miles) away.

Climate and Geomorphology

The area is reaches an elevation  between 3,800 and 4,300 metres (12,467 and 14,107 feet), although the latitude, being near the Tropic of Capricorn,  provides for  a good climate, without snow in the gentle winter , There is the rainy season  concentrated in the summer. It is possible to perform exploratory work over the entire year.

The morphology of the area is gently sloping, and thus the access road to the Eureka Project does not require much maintenance.

Geology and Mineralization

On the Eureka Project, there is an old mine, exploited from Incas and Jesuits, with more than 5,000 metres of galleries.  The property contains ‘Red Bed’ type strata-bound copper mineralization within sedimentary sandstones, clays and conglomerates.  The surface exposures are weathered and contain erratically distributed gold.  Alluvial gold has been worked in the area since prior to the time of the Spanish arrival and there is an old mine with over 5 km of underground workings that exploited copper and gold on a small scale until 1987. The deposit is similar in style to major copper deposits in the Bolivian part of the Tertiary Belt.  The Eureka Project was investigated by Peñoles between August 1999 and January 2001.Peñoles conducted trenches, grab samples, detailed geologic survey and geophysical prospecting by IP methods.  The geological estimate, following this exploration work (non-NI43-101 compliant), was 50 to 60 million tons grading 1% copper.  Only 70 meters of the 450 m deep formation has been explored to date which leaves extensive upside potential. As per the option agreement, TNR has conducted exploration works on the Eureka property from September 2007 until April 2008. TNR has performed two geochemical studies, a sedimentological survey, and geophysical study. The results of this exploration work has still to be communicated by TNR.

D.  Mexican Claims

On September 25, 2007, Mr. Montanari incorporated a company in Mexico named “Atzek Mineral SA de CV” (“Atzek”).  See Exhibit 3.5 – Licence and Exhibit 3.6 - Articles of Incorporation for more details.

Atzek is a majority-owned subsidiary of Soltera with Soltera the beneficial owner of 99.9% of the issued and outstanding shares of Atzek.  The one other share issued is held by Incas Mineral S.A. the Argentinean subsidiary of Soltera.   Currently, Mr. Montanari is the sole manager of Atzek.

The sole assets of Atzek were two mineral property exploration and option agreements.  In view of the current economic downturn, Soltera has decided to drop its two Mexican projects from its portfolio in order to concentrate all efforts and resources exclusively on its two Argentinean projects.

On July 2, 2009, Soltera relinquished its exploration options on the Casita Colorada Gold Project and the Real de Cananea Gold Project.  The respective title owners have been notified and informed that the exploration options are to be cancelled and no further option payments will be made.  Specifically, the option payment of US$100,000 for each of these projects, which was due on July 2, 2009 for the Real de Cananea Project and on March 12, 2009 for Casita Colorada Project, is no longer required to be made.

See Exhibit 10.16 - Cananea Exploration Agreement with an Option to Purchase and Exhibit 10.17 - Colorada Exploration Agreement with an Option to Purchase for more details

Page - 8

E.  Albanian Joint Venture

Soltera, together with two Albanian companies, ENER-ALB PROJECTS sh.p.k. and ELITE MINE sh.a., formed a new joint venture company named the Albanian Mines Company sh.a. (the “Albanian Joint Venture Company”) to tender for the rights to mineral properties in Albania.  The Albanian Joint Venture Company was formed on October 17, 2008 and came into existence upon the Albanian Joint Venture Company’s Act of Incorporation being filed with and acceptance by the Albanian Register.  See Exhibit 3.8 – Act of Incorporation for more details.

The shareholdings of the Albanian Joint Venture Company are divided in the ratio: ENER-ALB PROJECTS sh.p.k. 37.5%, ELITE MINE sh.a. 37.5%, and Soltera Mining Corp. 25%.

The first members of the Board of the Albanian Joint Venture Company are Fabio Montanari, Ardi Kollcaku, Bashkim Ulaj, and Isli Sula.  The President of the Board is Bashkim Ulaj.  The Administrator of the Albanian Joint Venture Company has been  Fabio Montanari.  The Administrator is responsible for the day-to-day affairs of the Albanian Joint Venture Company, subject to the limitations provided under Articles of Association, any agreements between shareholders, and applicable law.  The Administrator is appointed for a term of three years.

As the tender over the initial project of interest was not successful, Fabio Montanari resigned from the charge of Administrator on the 28 May 2009. Soltera intends to consider future tender opportunities through this Albanian Joint Venture Company.

F.  Atlin Claims – Canadian Property

On May 22, 2007, Soltera engaged Decoors Mining Corp. of Atlin, British Columbia to perform the Phase One exploration program on the mineral claims in Atlin, British Columbia, Canada (the “Atlin Claims”).  The Phase One exploration program on the Atlin Claims was initiated in May 2008 and completed before June 1, 2008.  Soltera did not receive a final report from Decoors.  However, an email from Decoors received on June 1, 2008 indicated that there would be issues relating to a new uranium moratorium in British Columbia as well as issues regarding any future permits for mining the claims.  Accordingly, on June 1, 2008 Soltera allowed the Atlin Claims to lapse and they were forfeited on June 1, 2008.  Soltera will not conduct any further exploration on these mineral claims.

Competitive Conditions and Position

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

Raw Materials

For the Argentinean Claims, the raw materials for Soltera’s exploration program will be items including camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in either the city of Santa Catalina (15 kilometres (9.3 miles) from the mineral claims), La Quiaca (80 kilometres (50 miles) from the mineral claims), Vilazon (Bolivia) (80 kilometres (50 miles) from the mineral claims), San Salvador de Jujuy (380 kilometres (236 miles) from the mineral claims) or in Salta (430 kilometres (267 miles) from the mineral claims) from a variety of suppliers for the El Torno, Eureka and Zapaleri Projects.

For the Mexican Claims, the raw materials for Soltera’s exploration program will be items including camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in the city of Hermosillo (40 kilometres from Casita Colorada claims and 300 kilometres from Real de Cananea claims).

Dependence on Major Customers

Soltera has no customers.

Page - 9

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Soltera has no intellectual property such as patents or trademarks.  Additionally, Soltera has no royalty agreements or labor contracts.

Government Controls and Regulations

For the Argentinean Claims, Soltera, through its subsidiary Incas Mineral, will be required to abide by laws regulated by the Mining Chamber of the Jujuy Province of Argentina. Soltera has already conducted an environmental impact study on the El Torno Claims.

The effect of these existing regulations on the business is that Soltera is able to carry out its exploration program as planned. However, it is possible that a future government could change the regulations that could limit Soltera’s ability to explore its claims, but management believes this is highly unlikely.

Costs and Effects of Compliance with Environmental Laws

Soltera currently has no costs to comply with environmental laws concerning its exploration programs.

Expenditures on Research and Development During the Last Two Fiscal Years

Soltera has not incurred any research or development expenditures since its inception on September 21, 2005.

Number of Total Employees and Number of Full Time Employees

Soltera does not have any employees other than Fabio Montanari and Nadwynn Sing, the directors and officers of Soltera.  Soltera intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on Soltera’s mineral claims starting in September of 2009, and as required throughout the course of the exploration program.  The funds that will be used to pay for the independent geologist, prospectors and consultants will be the funds that already exist in the corporate treasury and from funds that Soltera will raise in the near future.

Item 1A.  Risk Factors.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      Description of Property.

Soltera’s executive offices are located at Bahnhofstrasse 23, 6300, Zug, Switzerland.  Currently, Soltera pays $nil per month for this space pursuant to the terms and conditions of a written agreement.

Soltera has an interest in mineral claims located in Argentina as described in Item 1 above.

Item 3.                      Legal Proceedings.

Soltera is not a party to any pending legal proceedings and, to the best of Soltera’s knowledge, none of Soltera’s property or assets are the subject of any pending legal proceedings.

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Page - 10

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Soltera’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “AMXC” from May 23, 2006 to May 30, 2007, and is now quoted under the symbol “SLTA” on the NASD OTC Pink Sheets.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended August 18, 2009.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
18 August 2009	$0.037	$0.035	Pink OTC Markets Inc.
31 July 2009	$0.09	$0.025	Pink OTC Markets Inc.
30 April 2009	$0.09	$0.04	Pink OTC Markets Inc.
30 January 2009	$0.11	$0.02	Pink OTC Markets Inc.
31 October 2008	$0.27	$0.014	Pink OTC Markets Inc.
31 July 2008	$0.40	$0.12	Pink OTC Markets Inc.
30 April 2008	$0.585	$0.37	Pink OTC Markets Inc.
31 January 2008	$0.59	$0.40	Pink Sheets LLC
31 October 2007	$0.69	$0.45	Pink Sheets LLC
31 July 2007	$0.65	$0.30	Pink Sheets LLC
30 April 2007 (after 5 for 1 dividend)	$0.30	$0.30	Pink Sheets LLC
23 April 2007	$2.60	$1.01	Pink Sheets LLC
31 January 2007	$1.50	$0.16	Pink Sheets LLC

(b)           Holders of Record

Soltera has approximately 21 holders of record of Soltera’s common stock as of July 15, 2009 according to a shareholders’ list provided by Soltera’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Soltera of the number of beneficial owners of common stock held in street name.  The transfer agent for Soltera’s common stock is Empire Stock Transfer Inc., 2470 St. Rose Parkway, Suite #304, Henderson, Nevada, 89074 and their telephone number is 702-818-5898.

(c)           Dividends

Soltera has declared no dividends on its common stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Soltera’s Board of Directors.

On April 4, 2007, the Board of Directors declared a stock dividend of five shares for every one share of common stock issued.  The stock dividend was paid out on April 23, 2007.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

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

Page - 11

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

Page - 12

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

For these two share issuances, Soltera relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  The value of the restricted shares was arbitrarily set by Soltera and had no relationship to its assets, book value, revenues or other established criteria of value.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Soltera’s common stock.

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

Page - 13

Item 6.  Selected Financial Data.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Zapaleri option agreement, between Antonio Agustin Giulianotti and Incas, is dated July 6, 2007 and covers one mineral claim in Argentina covering 6,395 hectares (15,802 acres).  Incas has the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the mineral claim upon fulfilling certain conditions.  Currently, this option agreement is in good standing.  See “Item 1. Description of Business (b) Business of Soltera” above for more information.

Soltera is aware of a potential claim dispute on the Zapaleri Project.  However, management believes that Soltera’s ownership rights are in good standing.  If Soltera’s ownership rights are lost, Soltera will promptly file a Form 8-K with the SEC disclosing the loss of the ownership rights.

Page - 14

Also, on February 29, 2008, Soltera acquired a 25% interest in certain mineral property in Argentina (the “Eureka Claims”) pursuant to the terms and conditions of an option agreement dated March 21, 2007 among TNR Gold Corp., Antonio Agustin Giulianotti, and Mr. Montanari (the “Eureka Option Agreement”).  Currently, this option agreement is in good standing.  See Exhibit 10.13 – Assignment Agreement and Exhibit 10.14 – Option Agreement for more details.

On April 1 2009 Soltera renegotiated the option agreement with TNR Gold Corp and with the titleholder Antonio Agustin Giulianotti. See Exhibit 10.18 and following this agreement the Eureka contract will be maintained in good standing until the 19 December from TNR that will pay the acquisition option rate to the titleholder. After TNR can renegotiate the contract or live it to Soltera.

The Eureka Claims are located in the Andean Cordillera in the extreme north-west of Argentina near the international border with Bolivia.  The region is at altitudes around 4,000 metres (13,123 feet) and the nearest permanent habitation is the village of Santa Catalina village about 30 kilometres (19 miles) to the east.

Mexico

Pursuant to the terms and conditions of a stock acquisition agreement dated February 29, 2008 between Soltera and Fabio Montanari, Soltera’s CEO and president, Soltera has agreed to acquire all of the shares of Atzek Mineral SA de CV (“Atzek”).

Atzek is a majority-owned subsidiary of Soltera with Soltera the beneficial owner of 99.9% of the issued and outstanding shares of Atzek.  The one other share issued is held by Incas Mineral S.A. the Argentinean subsidiary of Soltera.

The sole assets of Atzek were two mineral property exploration and option agreements.  On July 2, 2009, Soltera relinquished its exploration options on the Casita Colorada Gold Project and the Real de Cananea Gold Project in Mexico.

Albania

Soltera, together with two Albanian companies, ENER-ALB PROJECTS sh.p.k. and ELITE MINE sh.a., formed a new joint venture company named the Albanian Mines Company sh.a. to tender for the rights to mineral properties in Albania.  As the initial tender was not successful, Fabio Montanari resigned from the charge of Administrator on the 28 May 2009. Soltera has not undertaken any expense for this joint-venture and will not do so in the future unless and until a successful tender.  Albanian Mines Company sh.a. intends to participate in future tender opportunities for mines and/or exploration projects in Albania.

Plan of Operation

Argentina Exploration Plan

Soltera’s subsidiary Incas Mineral, S.A., has completed its first and second phase exploration plan for the El Torno Project but has not started to explore the Zapaleri Project as the administrative situation is still to be resolved.  All acquisition option payments required to secure the El Torno Project up to 30th June 2010 have been successfully covered. Over the next 12 months management intends to put into limited gold production the alluvial part of the El Torno deposit in order to generate short-term cash flow, as well as to proceed with the third exploration phase of the project with the long-term goal of industrial-level exploitation. Management also intends to keep the two option agreements in good standing by complying with the terms of the option agreements.

On 1 April 2009, Soltera renegotiated and signed the agreement with TNR Gold Corp. in order to secure the Eureka Project joint venture until the 19th December 2009 through scheduled TNR payments.  This renegotiated agreement gives Soltera the right to invest directly into the Eureka Project. TNR produced new good results through its exploration works done on the project, and now Soltera can use this data to find another joint-venture partner, or to raise funds to invest directly into the project. Eureka is only 3 km away from El Torno and management believes that the two project could be explored jointly in a substantially economy way.

Albania Exploration Plan

As the initial tender was not successful, there is no Albanian exploration plan.

Page - 15

Risk Factors

An investment in Soltera’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Soltera’s Form SB-2/A filed on March 10, 2006 and Soltera’s Form 10-KSB filed on February 21, 2008.

Financial Condition

As at October 31, 2008, Soltera had a cash balance of $62,906.  With the acquisition of Incas and the Argentinean Claims and the acquisition of Atzek and the Mexican Claims, Soltera will need to make strategic decisions on how to deploy its funds.  Soltera’s current focus is on the El Torno Project.  Soltera has not suffered from Argentinean and Mexican Peso purchasing power due to the decline of the United States dollar as the Argentinean and Mexican Pesos have been subsequently more devaluated.

During the next 12 months, management plans to try generating revenue from the semi-artisanal exploitation of the El Torno project. To do so, additional funds are required. The additional funding will come from equity financing from the sale of Soltera’s common stock or sale of part of Soltera’s interest in its mineral claims.  If management is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Soltera.  Soltera does not have any financing arranged and cannot provide investors with any assurance that management will be able to raise sufficient funding from the sale of Soltera common stock to fund further exploration or exploitation of the Argentinean Claims.  In the absence of such financing, Soltera’s business will fail.

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

Accounting and Audit Plan

Management intends to continue to have Soltera’s outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor.  Soltera’s outside consultant is expected to charge Soltera approximately $5,000 to prepare its quarterly financial statements and approximately $15,000 to prepare its annual financial statements.  Soltera’s independent auditor is expected to charge approximately $6,000 to review its quarterly financial statements and approximately $17,000 to audit its annual financial statements.  In the next 12 months, management anticipates spending approximately $65,000 to pay for Soltera’s accounting and audit requirements.

Legal Expense Plan

Management expects to incur legal costs of approximately $5,000 per quarter to support three quarterly 10-Q filings and $10,000 to support one annual 10-K filing.  In the next 12 months, management anticipates spending approximately $25,000 for legal costs to pay for three quarterly filings and one annual filing.

Page - 16

Liquidity and Capital Resources

Soltera had working capital of $141,848 as of October 31, 2008, compared with $824,760 as of October 31, 2007.

There are no assurances that Soltera will be able to achieve further sales of its shares of common stock or any other form of additional financing.  If Soltera is unable to achieve the financing necessary to continue its plan of operations, Soltera will not be able to continue its exploration of its properties and its business will fail.

Management estimates that Soltera’s current cash will not be sufficient to fully finance its operations at current and planned levels through January 31, 2010.  Management intends to manage Soltera’s expenses and payments to preserve cash until Soltera is profitable, otherwise additional financing must be arranged.  Specifically, such cash management actions include donation of rent and services by Soltera’s directors and officers. To date the president has personally covered a portion of the expenses of Soltera for travel and other costs in Argentina. If and when Soltera raises the needed funds, the president will be reimbursed for these expenses.

Net Cash Used in Operating Activities

Soltera had cash of $62,906 and working capital of $141,848 at October 31, 2008.

During the fiscal year ended October 31, 2008, Soltera used $539,261 in cash for operating activities compared with $223,322 for the previous fiscal year.  This was primarily a result of an operating loss of $2,121,391, adjusted by $1,484,013 for impairment of mineral property costs, $21,929 for provisions for other receivables, $2,250 for donated rent, and $1,627 for amortization, all of which was offset by an increase of $2,198 in prepaid expenses, an increase of $13,087 in other receivables, an increase of $23,551 in accounts payable, and an increase of $60,687 in amounts due to related party.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased to $182,403 for the fiscal year ended October 31, 2008 as compared with $183,343 for the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased to $48,750 for the fiscal year ended October 31, 2008 as compared with $1,098,700 for the previous fiscal year, resulting solely from the issuance of common stock for cash proceeds.

Results of Operation for the Period Ended August 31, 2008

Soltera has had no operating revenues since its inception on September 21, 2005, through to October 31, 2007.  Soltera’s activities have been financed from the proceeds of share subscriptions.  Since inception, on September 21, 2005, to October 31, 2007, Soltera raised a total of $1,201,000 from private offerings of its shares of common stock.

References to the discussion below to fiscal 2008 are to Soltera’s fiscal year ended on October 31, 2008.  References to fiscal 2007 are to Soltera’s fiscal year ended October 31, 2007.

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2008 $	For the Year Ended October 31, 2008 $	For the Year Ended October 31, 2007 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Expenses

General and administrative	202,227	158,544	30,428
Professional fees	232,709	147,006	69,603
Management fees	218,748	152,998	59,250
Mineral property costs	162,024	109,099	47,974
Impairment of mineral properties	1,484,013	1,484,013	-
Travel and accommodation	76,210	49,322	26,888

Total Expenses	2,375,931	2,100,982	234,143

Net Loss	(2,375,931)	(2,100,982)	(234,143)

Page - 17

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Soltera’s corporate organization, the preparation of Soltera’s financial statements and Soltera’s continuous disclosure filings with the Securities and Exchange Commission.

Mineral Property Costs

Mineral property costs incurred during fiscal 2008 were attributable to the payments made to maintain the contract agreement in good standing and to exploration costs on the El Torno Project in Argentina and on the Real de Cananea and Casita Colorada projects in Mexico.

Off-Balance Sheet Arrangements

Soltera has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at October 31, 2008.

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

Page - 18

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 19

Item 8.                      Financial Statements and Supplementary Data.

SOLTERA MINING CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

October 31, 2008

Page - 20

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Soltera Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ “MANNING ELLIOTT LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 5, 2009

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	October 31, 2008 $	October 31, 2007 $
ASSETS

Current Assets

Cash	62,906	718,868
Prepaid expenses	7,353	–
Due from a related party (Note 10)	–	4,120
Loan receivable (Note 8)	120,000	110,000
Other receivables	–	2,516

Total Current Assets	190,259	835,504

Property and equipment (Note 7)	7,882	3,278
Loan receivable (Note 8)	–	70,000
Restricted marketable securities (Note 3)	40,268	–

Total Assets	238,409	908,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	42,086	4,809
Accrued liabilities	2,028	5,935
Due to a related party (Note 10)	52,447	–

Total Liabilities	96,561	10,744

Contingencies and Commitments (Notes 1, 9 and 13)

Stockholders’ Equity

Common Stock, 200,000,000 shares authorized, $0.001 par value; 66,898,333 shares issued and outstanding (October 31, 2007 – 42,565,000)	66,898	42,565

Additional Paid-in Capital	2,434,052	1,113,635

Donated Capital	17,250	15,000

Accumulated Other Comprehensive Income (Loss)	17,840	(361)

Deficit Accumulated During the Exploration Stage	(2,394,192)	(272,801)

Total Stockholders’ Equity	141,848	898,038

Total Liabilities and Stockholders’ Equity	238,409	908,782

(The accompanying notes are an integral part of these financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated from
	September 21, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to October 31,	October 31,	October 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 10)	202,227	158,544	30,428
Professional fees	232,709	147,006	69,603
Management fees (Note 10)	218,748	152,998	59,250
Mineral property costs	162,024	109,099	47,974
Impairment of mineral property costs	1,484,013	1,484,013	–
Travel and accommodation	76,210	49,322	26,888

Total Expenses	2,375,931	2,100,982	234,143

Net Loss before other items	(2,375,931)	(2,100,982)	(234,143)

Other Income

Interest income	3,668	1,520	2,148
Provision for other receivables	(21,929)	(21,929)

Net Loss	(2,394,192)	(2,121,391)	(231,995)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	17,840	18,201	(361)

Comprehensive Loss	(2,376,352)	(2,103,190)	(232,356)

Net Loss Per Share – Basic and Diluted		(0.04)	(0.01)

Weighted Average Shares Outstanding		58,649,700	40,785,000

(The accompanying notes are an integral part of these financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from
	September 21, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to October 31,	October 31,	October 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss for the period	(2,394,192)	(2,121,391)	(231,995)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,692	1,627	65
Donated rent	7,750	2,250	2,250
Donated services	9,500	–	3,000
Impairment of mineral property costs	1,487,963	1,484,013	–
Provision for other receivables	21,929	21,929	–

Changes in operating assets and liabilities
Prepaid expenses	(2,198)	(2,198)	–
Other receivables	(18,119)	(15,603)	(2,516)
Accounts payable and accrued liabilities	44,289	33,545	9,994
Due to (from) related party	52,447	56,567	(4,120)

Net Cash Used In Operating Activities	(788,939)	(539,261)	(223,322)

Investing Activities

Net cash paid on acquisition of Atzek Mineral SA de CV	(49,654)	(49,654)	–
Mineral property acquisition costs	(150,000)	(150,000)	–
Purchase of property and equipment	(5,824)	(2,481)	(3,343)
Short-term investments	(40,268)	(40,268)	–
Proceeds from loan receivable	(120,000)	60,000	(180,000)

Net Cash Used in Investing Activities	(365,746)	(182,403)	(183,343)

Financing Activities

Proceeds from issuance of common stock, net	1,201,000	48,750	1,098,700

Net Cash Provided By Financing Activities	1,201,000	48,750	1,098,700

Effect of Exchange Rate Changes on Cash	16,591	16,952	(361)

Increase (Decrease) in Cash	62,906	(655,962)	691,674

Cash - Beginning of Period	–	718,868	27,194

Cash - End of Period	62,906	62,906	718,868

Non-cash Investing and Financing Activities:
Amount owing for acquisition of Incas Mineral S.A.	–	–	1,500
Shares issued to acquire Atzek Mineral SA de CV	864,000	864,000	–
Shares issued for mineral property acquisition costs	435,950	432,000	–

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from September 21, 2005 (Date of Inception) to October 31, 2008
(Expressed in US dollars)

					Accumulated	Deficit
					Other	Accumulated
			Additional		Comprehensive	During the
	Common Stock		Paid-In	Donated	Income	Exploration
	Shares	Par Value	Capital	Capital	(Loss)	Stage	Total
	#	$	$	$	$	$	$

Balance – September 21, 2005 (Date of Inception)	–	–	–	–	–	–	–

Common stock issued for mineral property at $0.001/share	23,700,000	23,700	(19,750)	–	–	–	3,950

Common stock issued for cash at $0.02/share	16,065,000	16,065	37,485	–	–	–	53,550

Donated services and Expenses	–	–	–	750	–	–	750

Net loss for the period	–	–	–	–	–	(10,225)	(10,225)

Balance – October 31, 2005	39,765,000	39,765	17,735	750	–	(10,225)	48,025

Donated services and Expenses	–	–	–	9,000	–	–	9,000

Net loss for the year	–	–	–	–	–	(30,581)	(30,581)

Balance – October 31, 2006	39,765,000	39,765	17,735	9,750	–	(40,806)	26,444

Common stock issued for cash at $0.17/share, net of issuance cost of $1,300	600,000	600	98,100	–	–	–	98,700

Common stock issued for cash at $0.40/share	1,000,000	1,000	399,000	–	–	–	400,000

Common stock issued for cash at $0.50/share	1,200,000	1,200	598,800	–	–	–	600,000

Donated services and expenses	–	–	–	5,250	–	–	5,250

Foreign exchange currency translation	–	–	–	–	(361)	–	(361)

Net loss for the year	–	–	–	–	–	(231,995)	(231,995)

Balance – October 31, 2007	42,565,000	42,565	1,113,635	15,000	(361)	(272,801)	898,038

Common stock issued for cash at $0.15/share	333,333	333	49,667	–	–	–	50,000

Common stock issued for acquisition of subsidiary	16,000,000	16,000	848,000	–	–	–	864,000

Common stock issued for mineral option	8,000,000	8,000	424,000	–	–	–	432,000

Donated expenses	–	–	–	2,250	–	–	2,250

Foreign exchange currency translation	–	–	–	–	18,201	–	18,201

Share issuance costs	–	–	(1,250)	–	–	–	(1,250)

Net loss for the year	–	–	–	–	–	(2,121,391)	(2,121,391)

Balance – October 31, 2008	66,898,333	66,898	2,434,052	17,250	17,840	(2,394,192)	141,848

(The accompanying notes are an integral part of these financial statements)

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
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

On October 17, 2008, the Company, together with two Albanian companies, formed a new joint venture company named the Albanian Mines Company sh.a. (“Albanian Mines”) to tender for the rights to mineral properties in Albania.  The Company has a 25% interest in Albanian Mines.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2008, the Company has never generated any revenues and has accumulated losses of $2,394,192 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)	Consolidated Financial Statements and Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements represent the consolidation of the Company with its Argentinean wholly-owned subsidiary, Incas Mineral, S.A. (“Incas”) and its Mexican wholly-owned subsidiary, Atzek Mineral SA de CV (“Atzek”). All intercompany transactions have been eliminated. On October 31, 2008, the Company holds a 25% interest in an incorporated joint venture which is accounted for under the equity method.  As at October 31, 2008, the joint venture has not incurred any costs.  The Company’s fiscal year end is October 31.

b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of mineral property acquisition costs, asset retirement obligations, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)

2.      Summary of Significant Accounting Policies (continued)

c)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2008, there were 1,100,000 dilutive securities.

d)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at October 31, 2008 and 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.
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

g)	Property and Equipment

Property and equipment are recorded at cost. Amortization has been provided on a straight-line basis over 5 to 10 years.

h)	Long-lived Assets

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

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)

2.      Summary of Significant Accounting Policies (continued)

i)	Asset Retirement Obligations

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

Financial instruments, which include cash, short-term investments, due from a related party, loan receivable, other receivables, accounts payable, and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Mexico, Canada and Argentina, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

m)	Foreign Currency Translation

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

The functional currency of the wholly-owned subsidiary, Incas, is the Argentine Peso and of Atzek, is the Mexican Peso. The financial statements of the subsidiaries are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)

2.      Summary of Significant Accounting Policies (continued)

n)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under Statement of Financial Accounting Standards, or SFAS, No. 115,  “Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board”, or FASB, Staff Position, or FSP, SFAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The Company follows the guidance provided by EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. As at December 31, 2008, the Company’s marketable securities consisted of term deposits for periods longer than three months and are classified as held-to-maturity.

o)	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)

2.      Summary of Significant Accounting Policies (continued)

o)	Recent Accounting Pronouncements (continued)

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

p)     Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.       Restricted Marketable Securities

The Company holds a term deposit with a maturity of one year in the amount of $40,250, bearing interest of 1.50% per annum and maturing on October 19, 2009.  As at October 31, 2008, the Company accrued $18 of interest income. The Company uses the term deposit as collateral for two corporate credit cards with a total limit of $35,000.

4.       Acquisition of Incas

On July 24, 2007, the Company entered into a Stock Acquisition Agreement to acquire all of the issued and outstanding shares of Incas for consideration of $1,500. Pursuant to this agreement, the Company entered into a Management Agreement with the President and CEO of the Company to provide management services in consideration of $8,500 per month. In addition, the Company agreed to issue 10% of the then issued and outstanding share to the President of the Company upon the Company: (1) receiving a bankable feasibility study on any group of mineral properties the Company has an interest in and which the President of the Company is responsible for bringing to the Company; and (2) selling any such properties before a bankable feasibility study is completed, provided that the President does not own more than 65% of the then issued and outstanding shares of the Company. This acquisition has been accounted for using the purchase method of accounting. The purchase price of $1,500 was allocated entirely to mineral property costs as the net book value of Incas is nil.  At October 31, 2008, the Company has not yet determined whether there are any proven reserves on the property.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)

5.	Acquisition of Atzek

On February 29, 2008, pursuant to a stock acquisition agreement, the Company acquired all of the issued and outstanding common shares of Atzek, for consideration of $50,000 and 16,000,000 shares of the Company’s common stock. In accordance with SFAS No. 141, “Business Combinations”, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess purchase price over those fair values is recorded as mineral property costs. At July 31, 2008, the Company has not yet determined whether there are any proven reserves on the property. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on an independent valuation analysis using estimates and assumptions provided by management, and other information complied by management.

The purchase price was allocated to the following assets and liabilities:

Cash	$346
Prepaid expenses	6,147
Other accounts receivable	1,030
Property and equipment	4,468
Mineral properties	902,013
Accrued liabilities	(4)

Paid by $50,000 and issuance of 16,000,000 shares of common stock	$914,000

6.	Joint Venture

On October 17, 2008, the Company formed a joint venture company named the Albanian Mines Company sh.a. with two Albanian companies to tender for the rights to mineral properties in Albania.  The Company has a 25% interest in the joint venture company which is accounted for under the equity method of accounting.  As at October 31, 2008, the joint venture has not incurred any costs.

7.           Property and Equipment

			October 31,	October 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Automobile	3,906	976	2,930	–
Computer equipment	1,395	351	1,044	541
Furniture	4,415	507	3,908	2,737

	9,716	1,834	7,882	3,278

8.      Loan Receivable

On July 31, 2007, in conjunction with the mineral property exploration and option agreement as described in Note 9(b), the Company entered into a loan agreement (the “Agreement”) with the vendor in exchange for cash proceeds of $180,000. Under the terms of the Agreement, the proceeds are to be used to acquire equipment with the intent to explore and exploit the alluvial part of the optioned mineral claims held by Incas.  The amount is unsecured, non-interest bearing, and due on May 1, 2009. Commencing December 1, 2007, the Company will receive monthly repayments of $10,000 until full repayment of the loan. As at October 31, 2008, the Company received $60,000 from the vendor and has applied $50,000 of this loan repayment to offset the acquisition option payment that was due on June 30, 2008.  Subsequent to the year ended October 31, 2008, the Company collected $100,000 from the vendor and has applied the amount to offset the acquisition option payment due on June 30, 2009. Refer to Note 9(c).

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)

9. Mineral Properties

a)
On September 22, 2006, the Company entered into an agreement with the President of the Company to acquire a 100% interest in sixteen mineral claims located in the Atlin Mining Division, British Columbia, Canada, for consideration of the issuance of 23,700,000 shares of common stock. The claims are registered in the name of the President, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. On March 2, 2007, the Company re-staked the sixteen mineral claims into two larger claims and renewed the trust agreement with the President. These claims expired during the year ended October 31, 2008.

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

The Company is aware of a potential claim dispute on the agreement. However, management believes that the Company’s ownership rights are in good standing. The Company will make no further investment until the dispute is resolved.  As at October 31, 2008, the Company has not paid the vendor $20,000 which was due on June 30, 2008.

c)
On July 6, 2007, Incas entered into a mineral property exploration and option agreement whereby the Company has the exclusive right to explore three minerals claims in Argentina with an option to acquire a 100% interest in the properties upon fulfilling the conditions set forth: (1) Incas is obliged to submit to the vendor a quarterly report with technical data and detailed expenses on the mineral claim; (2) Incas will pay to the vendor a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim; (3) upon completion of the option payments, Incas will pay the vendor $3,500,000, less any payments made by Incas during the option period; (4) Incas will also pay the vendor $50,000 on June 30, 2008 (paid), $100,000 on June 30, 2009 (paid subsequently), and $200,000 on June 30, 2010.

Additional terms of the agreement are:  (1) Within 12 months of signing the option agreement, Incas will conduct a geological and mining inspection and audit of the mineral claim; (2) Within 36 months of signing the option agreement, Incas will make an investment of $1,000,000 in the exploration of the mineral claim; (3) From June 30, 2011 until the mineral claim is put into production, Incas will pay the vendor $150,000 half-yearly, with the first payment due on June 30, 2011.

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

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)

9.     Mineral Properties (continued)

iii.	Alternatively, if the Company chooses, if can make the following payments of the Option Price:

1.	$50,000 (paid) on or before March 12, 2008.

2.	$100,000 on or before March 12, 2009. (unpaid)

3.	$200,000 on or before March 12, 2010.

4.	$400,000 on or before March 12, 2011.

5.	$9,250,000 on or before March 12, 2012.

(3)	Within 12 months of signing the Real de Cananea Option Agreement, the Company will conduct a geological and mining inspection and audit of the Cananea Claims.

On July 2, 2009, Soltera relinquished its exploration options on the Cananea Claims.  Refer to Note 15(b).

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

(2)
After commencement of production on the Colorada Claims, Atzek will pay the registered owners $5,000,000 (the “Total Price”), less any payments made by the Company during the option period. The Company can choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$500,000 every six months plus a penalty payment of $500,000 until the Total Price is paid in full.

iii.	Alternatively, if the Company chooses, if can make the following payments of the Total Price:

1.	$50,000 (paid) on or before March 12, 2008.

2.	$100,000 on or before March 12, 2009. (unpaid)

3.	$200,000 on or before March 12, 2010.

4.	$400,000 on or before March 12, 2011.

5.	$4,250,000 on or before March 12, 2012.

During the life of any mine on the Colorada Claims, the registered owners will be entitled to receive a 2% net return royalty, which may be bought out by the Company at any time for $2,000,000.

On July 2, 2009, Soltera relinquished its exploration options on the Colorada Claims. Refer to Note 15(b).

f)
On February 29, 2008, the Company entered into an assignment agreement with the President of the Company to assign all of his interest in an option agreement to acquire 100% of the Eureka project, Argentina, from the title owner, Senor Antonio Guilianotti (“Guilianotti”), for various rental payments and work commitments. On March 5, 2008, pursuant to the terms and conditions of the assignment agreement, the Company issued 8,000,000 shares of common stock to the President and assumed all the rights and obligations of the assignment agreement. The Company and Gulianotti then signed a joint venture agreement with TNR Gold Corp. (“TNR”), a Canadian mining public company in which TNR could acquire a 75% interest in the property by spending a total of US$3,000,000 in exploration and option payments before April 20, 2010. .The three parties amended the joint venture agreement whereas TNR will pay rental of US$5,000 per month until December 2009 and cover any expenses required to keep the property in good standing. In December 2009, TNR can exit the joint venture or renegotiate the terms of the original agreement. In the event, TNR exits the joint venture, 100% interest in the Eureka project will revert back to the Company who can invest directly or with another joint-venture partner.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)

10.           Related Party Transactions

a)
Commencing August 1, 2007, the Company entered into an agreement with the Chief Financial Officer of the Company to provide services in exchange for $3,500 per month and rent in exchange for $500 per month. During the nine months ended July 31, 2008, the Company paid $35,330 (2007 - $nil) as compensation for management services and $4,500 (2007 - $nil) for rent.  The agreement ended on July 31, 2008.  During the three months ended October 31, 2008, the Company paid management fees of $13,000 to the Chief Financial Officer.

b)
On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. During the year ended October 31, 2008, the Company recorded $102,000 (2007 - $38,250) of management services provided by the President of the Company.

c)
As at October 31, 2008, the Company advanced $nil (2007 - $4,120) to the Chief Financial Officer of the Company for expenses to be incurred on behalf of the Company. The amount advanced is unsecured, non-interest bearing, and due on demand.

d)
As at October 31, 2008, the Company owes $52,447 (2007 - $nil) to the President of the Company which consists of expenses of $26,947 paid on behalf of the Company and management fees of $25,500 owing to the President for services rendered. The amount owing is unsecured, non-interest bearing and due on demand.

e)
During the year ended October 31, 2008, the Company recognized a total of $2,250 (2007 - $2,250) for donated rent and $nil (2007 - $3,000) for donated services for office space and services provided by the Chief Financial Officer of the Company.

11.	Common Stock

(a)	On October 10, 2008, the Company issued 333,333 shares of common stock at $0.15 per share for proceeds of $50,000. The Company incurred $1,250 of share issuance costs.

(b)	On April 15, 2008, the Company increased its authorized capital from 75,000,000 shares to 200,000,000 shares of common stock.

(c)
On February 29, 2008, the Company issued 16,000,000 common shares at a fair value of $864,000 pursuant to a stock acquisition agreement entered with the President of the Company to acquire 100% of the common shares of Atzek Mineral SA de CV.

(d)
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

(e)
On July 25, 2007, the Company issued 1,200,000 units at a price of $0.50 per unit for proceeds of $600,000.  Each unit consists of one common share and one-half of a non-transferable share purchase warrant.  Each whole warrant enables the holder to purchase one additional common share at a price of $0.75 per share for a period of two years.

(f)
On June 28, 2007, the Company issued 1,000,000 units at a price of $0.40 per unit for proceeds of $400,000.  Each unit consists of one common share and one-half of a non-transferable share purchase warrant.  Each whole warrant enables the holder to purchase one additional common share of the Company at a price of $0.55 per share for a period of two years.

(g)
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

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)

11.  Common Stock (continued)

(h)
On March 29, 2007, the Company completed a private placement and issued 600,000 post-forward split shares of common stock at a price of $0.17 per share for proceeds of $98,700, net of share issuance costs of $1,300.

12.           Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $

Balance, October 31, 2006	–	–

Issued	1,100,000	0.66

Balance, October 31, 2007	1,100,000	0.66

Balance, October 31, 2008	1,100,000	0.66

As at October 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

500,000	$0.55	June 28, 2009
600,000	$0.75	July 25, 2009

1,100,000

13.           Commitments

(a)
On May 22, 2007, the Company entered into a mining exploration agreement with Decoors Mining Corp. (“Decoors”) to provide exploration services to the Company on the BC mineral properties from June to September 2007 for $14,000. A payment of $11,000 was made upon signing the agreement to be applied to exploration costs and a final payment of $3,000 is due upon the completion of a geologist report and valid filing with the Province of British Columbia. As at October 31, 2008, Decoors failed to fulfil its obligations to file the final report and expenditures and the Company did not make the final payment of $3,000 to Decoors.

(b)	Refer to Note 9.

(c)
On July 24, 2007, the Company entered into a management agreement with the President of Company to provide management services in exchange for $8,500 per month. In addition, the Company committed to issuing 10% of the issued and outstanding common shares of the Company once the Company: (i) receives a bankable feasibility study on any group of mineral properties in which the President if the Company is responsible for bringing to the Company; and (ii) sells any such properties before a bankable feasibility study is completed, provided that the President of the Company does not own more than 65% of the issued and outstanding common shares of the Company at any time. As at October 31, 2008, the Company has not issued any common shares to the President of the Company with respect to the management agreement.

(d)	On February 3, 2008, the Company entered into a Camp Leasing Agreement for a mining camp, for a two year term expiring on February 2, 2010, at $10,000 per year.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)

14.	Income Taxes

The Company has a net operating loss carryforward of $1,919,100 available to offset taxable income in future years which commence expiring in fiscal 2024.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2008 $	October 31, 2007 $

Income tax recovery at statutory rate	742,487	81,198

Donated services	(788)	(1,838)

Stock-based compensation	(151,200)	–

Provision for loan receivable	(7,675)	–

Valuation allowance change	(582,824)	(79,360)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at October 31, 2008 and 2007 are as follows:

	October 31, 2008 $	October 31, 2007 $

Net operating loss carryforward	671,672	88,848

Valuation allowance	(671,672)	(88,848)

Net deferred income tax asset	–	–

15.  Subsequent Events

(a)
Subsequent to the year ended October 31, 2008, the Company collected $100,000 of the loan receivable described in Note 8 and applied the amount to offset the acquisition option payment due on June 30, 2009 pursuant to the mineral property exploration and option agreement described in Note 9(c).

(b)
On July 2, 2009, Soltera relinquished its exploration options on the Casita Colorada Gold Project and the Real de Cananea Gold Project.  The respective title owners have been notified and informed that the exploration options are to be cancelled and no further option payments will be made.  Specifically, the option payment of US$100,000 for each of these projects, due in calendar year 2009, is no longer required to be made.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Soltera’s accountants on accounting and financial disclosure.  Soltera’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Soltera’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Soltera’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Soltera’s management concluded, as of the end of the period covered by this report, that Soltera’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure.  In particular, Soltera failed to complete and file its annual report and subsequent quarterly reports in a timely manner.

In May 2009, management implemented the following remediation procedures, subsequent to October 31, 2008, which are intended to remediate the causes of Soltera’s disclosure procedures and controls ineffectiveness:

&	adopted a Disclosure Committee Charter (see Exhibit 99.1 for more details)
&	appointed Soltera’s officers and directors to the Disclosure Committee
&	adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  Soltera’s internal control over financial reporting is a process designed under the supervision of Soltera’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Soltera’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Soltera’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Soltera’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Page - 37

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Soltera’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Soltera’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Soltera’s Chief Financial Officer in connection with the audit of its financial statements as of October 31, 2008 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of October 31, 2008, Soltera’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on Soltera’s financial results.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Soltera’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

Soltera is committed to improving its financial organization.  As part of this commitment and when funds are available, Soltera will create a position to Soltera to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by:  i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Soltera resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Soltera’s Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:  (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support Soltera if personnel turn-over issues within the department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Soltera may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of Soltera’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Soltera’s independent auditors have not issued an attestation report on management’s assessment of Soltera’s internal control over financial reporting.  As a result, this annual report does not include an attestation report of Soltera’s independent registered public accounting firm regarding internal control over financial reporting.  Soltera was not required to have, nor has Soltera, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit Soltera to provide only management’s report in this annual report.

Page - 38

Changes in Internal Controls

There were no changes in Soltera’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, Soltera’s internal control over financial reporting.

Item 9B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, Soltera reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

(a)           Identify Directors and Executive Officers

Each director of Soltera holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

The Directors and Officers of Soltera are as follow:

Name	Age	Positions Held and Tenure
Fabio Montanari	52	President, Chief Executive Officer, Principal Executive Officer, and Director since July 24, 2007
Nadwynn Sing	49	Chief Financial Officer, Treasurer, Corporate Secretary, Principal Financial Officer, Principal Accounting Officer and Director since September 21, 2005
Kevan Lynton Ashworth	72	Director since April 16, 2008

The Directors named above will serve until the next annual meeting of the stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Fabio Montanari ●  Mr. Montanari (52 years old) has been a director and officer of Soltera since July 2007.  Mr. Montanari has been a geologist since 1985.  Mr. Montanari received his Doctor Degree in Geology in 1985 from the University of Ferrara (Italy).

Nadwynn Sing ●  Mr. Sing (49) has been a director and officer of Soltera since September 2005.  During the past five years, Mr. Sing has been a private investor in the real estate market in Vancouver, Canada.  Mr. Sing has been a purchaser of pre-completion condominiums and selling these condominiums at completion.  Additionally, Mr. Sing performs property management services on behalf of his elderly parents who own a number of real estate properties in British Columbia and Alberta, Canada. Mr. Sing has had no employer during the past five years.

Kevan Lynton Ashworth ●  Dr. Ashworth (72) has been a director of Soltera since April 2008.  During the past five years, Dr. Ashworth has been a consultant for mineral exploration and mining companies.  Dr. Ashworth does not hold a directorship in any other reporting company with the exception of Newland Resources Limited (Australia, ASX), Norwest Holdings (UK) Pty. Limited (registered UK), and NWE Southern Cross (UK) Pty. Limited (registered UK).

(b)           Identify Significant Employees

Soltera has no significant employees other than the directors and officers of Soltera.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Soltera to become directors or executive officers.

Page - 39

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

(h)           Identification of Audit Committee

Soltera does not have a separately-designated standing audit committee.  Rather, Soltera’s entire board of directors performs the required functions of an audit committee.  Currently, Fabio Montanari, Nadwynn Sing, and Kevan Ashworth are the only members of Soltera’s audit committee, but do not meet Soltera’s independent requirements for an audit committee member.  See Item 12. (c) Director independence below for more information on independence.

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

As of October 31, 2008, Soltera did not have a written audit committee charter or similar document.

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

Page - 40

Item 11.  Executive Compensation.

Soltera has paid $129,330 in compensation to its named executive officers during its fiscal year ended October 31, 2008.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Fabio Montanari CEO July 2007 - present	2006 2007 2008	n/a 38,250 76,500	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a 38,250 76,500
Nadwynn Sing CEO Sept 2005–July 2007 CFO Sept 2005 – present	2006 2007 2008	nil 18,000 35,330	nil nil nil	Nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil 1,500 17,500	nil 19,500 52,830
Kevan Ashworth Director April 2008 - present	2006 2007 2008	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil

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

On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month.  During the year ended October 31, 2008, the Company recorded $76,500 of management services provided by the President of the Company. To date the president has covered a portion of the expenses of Soltera for travel and other costs in Argentina with his paid salary.  If and when Soltera raises the needed funds, the president will be reimbursed for these expenses.

Also, pursuant to the terms and conditions of a management agreement, Soltera retained the continued services of Nadwynn Sing for a term of 12 months beginning August 1, 2007 and expiring on July 31, 2008.  Mr. Sing provided his services as the chief financial officer of Soltera and his business management expertise to Soltera in connection with its business activities.  Pursuant to the terms and conditions of this agreement Soltera paid Mr. Sing US$3,500 per month for providing such services and reimbursed Mr. Sing for any reasonable out-of-pocket expenses that he incurred in fulfilling the terms of this agreement, including reimbursement for office rent in the amount of US$500 per month.  The agreement expired on July 31, 2008.  See Exhibit 10.11 – Management Agreement for more details.  During the following three months, Soltera paid management fees in the aggregate of $13,000 to Mr. Sing.

Page - 41

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy 09121	34,700,000	51.9%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 66,898,333 shares of common stock issued and outstanding as of August 20, 2009.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy 09121	34,700,000	51.9%
common stock	Nadwynn Sing 1005 – 289 Drake Street Vancouver, British Columbia V6B 5Z5 Canada	500,000	0.7%
common stock	Kevan Ashworth The Cottage Bullbeggars Lane Woking, United Kingdom, GU21 4SQ	0	0%
common stock	Directors and Executive Officers (as a group)	35,200,000	52.6%
[1] Based on 66,898,333 shares of common stock issued and outstanding as of August 20, 2009.

(c)           Changes in Control

Management is not aware of any arrangement that may result in a change in control of Soltera.

Item 13.  Certain Relationships and Related Transactions.

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

Page - 42

(b)           Promoters and control persons

During the past two fiscal years, Fabio Montanari and Nadwynn Sing have been promoters of Soltera’s business, but neither Mr. Montanari nor Mr. Sing have received anything of value from Soltera nor is any person entitled to receive anything of value from Soltera for services provided as a promoter of the business of Soltera.

(c)           Director independence

Soltera’s board of directors currently consists of Fabio Montanari, Nadwynn Sing, and Kevan Ashworth.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Soltera’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Soltera or any other individual having a relationship which, in the opinion of Soltera’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Soltera in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Soltera’s stock will not preclude a director from being independent.

In applying this definition, Soltera’s board of directors has determined that only Dr. Ashworth qualifies as an “independent director” pursuant to the same Rule.

As of the date of the report, Soltera did not maintain a separately designated compensation or nominating committee.
Soltera has also adopted this definition for the independence of the members of its audit committee.  Fabio Montanari, Nadwynn Sing, and Kevan Ashworth serve on Soltera’s audit committee.  Soltera’s board of directors has determined that only Dr. Ashworth is “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

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

2009 - $38,750 – Manning Elliott LLP – Chartered Accountants
2008 - $12,288 – Manning Elliott LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Soltera’s consolidated financial statements and are not reported in the preceding paragraph:

2009 - $nil – Manning Elliott LLP – Chartered Accountants
2008 - $nil – Manning Elliott LLP – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $nil – Manning Elliott LLP – Chartered Accountants
2008 - $nil – Manning Elliott LLP – Chartered Accountants

Page - 43

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $nil – Manning Elliott LLP – Chartered Accountants
2008 - $nil – Manning Elliott LLP – Chartered Accountants

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Soltera’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15.  Exhibits, Financial Statements Schedules.

(a)           Index to and Description of Exhibits.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Soltera’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51841 and SEC File Number 333-131232.

Exhibit	Description	Status
3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera’s Form 8-K filed on May 31, 2007 and incorporated herein by reference.	Filed
3.4	Articles of Incorporation of Incas (translated), filed as an Exhibit to Soltera’s Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed
3.5	Licence of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
3.6	Articles of Incorporation of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
3.7	Certificate of Amendment of Soltera Mining Corp. dated July 23, 2008, filed as an Exhibit to Soltera’s Form 8-K filed on October 1, 2008, and incorporated herein by reference.	Filed
3.8	Act of Incorporation for Albanian Mines Company sh.a., filed as an Exhibit to Soltera’s Form 8-K (Current Report) on October 23, 2008 and incorporated herein by reference.	Filed
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
Filed
10.3	Management Agreement dated May 1, 2007 between Atlin Mineral Exploration Corp. and Nadwynn Sing, filed as an Exhibit to Soltera’s Form 8-K filed on May 2, 2007 and incorporated herein by reference.	Filed

Page - 44

Exhibit	Description	Status
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
Filed
10.6
First Option Agreement dated July 6, 2007 between Antonio Agustin Giulianotti and Incas Mineral, S.A. , filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.
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
Filed
10.9
Loan Agreement dated July 30, 2007 among Soltera Mining Corp., Incas Mineral, S.A., and Antonio Agustin Giulianotti, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.
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
Filed
10.14
Option Agreement dated March 21, 2007 among TNR Gold Corp., Antonio Agustin Giulianotti, and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.
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
Filed
10.18
Irrevocable Offer dated April 1, 2009 among Antonio Agustin Giulianotti, Soltera Mining Corp., and TNR Gold Corp., filed as an Exhibit to Soltera’s Form 8-K (Current Report) on May 13, 2009 and incorporated herein by reference.
Filed
14	Code of Ethics, filed as an Exhibit to Soltera’s Form 10-QSB (Quarterly Report) on September 18, 2007 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter.	Included

Page - 45

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

Dated:           August 24, 2009                                                                By:       /s/ Fabio Montanari
Name:      Fabio Montanari
Title:       Director and CEO
(Principal Executive Officer)

Dated:           August 24, 2009                                                                By:       /s/ Nadwynn Sing
Name:     Nadwynn Sing
Title:       Director and CFO
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Soltera Mining Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Fabio Montanari	President, Chief Executive Officer, Principal Executive Officer, and Member of the Board of Directors	August 24, 2009
/s/ Nadwynn Sing	Chief Financial Officer, Treasurer, Corporate Secretary, Principal Financial Officer, Principal Accounting Officer, and Member of the Board of Directors	August 24, 2009
/s/ Dr. Kevan Ashworth	Member of the Board of Directos	August 24, 2009

Page - 46

Exhibit 31

Page - 47

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Fabio Montanari, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending October 31, 2008 of Soltera Mining Corp.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  August 24, 2009

/s/ Fabio Montanari
Fabio Montanari
Chief Executive Officer

Page - 48

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Nadwynn Sing, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending October 31, 2008 of Soltera Mining Corp.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  August 24, 2009

/s/ Nadwynn Sing
Nadwynn Sing
Chief Financial Officer

Page - 49

Exhibit 32

Page - 50

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Soltera Mining Corp. (the “Company”) on Form 10-K for the period ending October 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Fabio Montanari, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Fabio Montanari
Fabio Montanari
Chief Executive Officer

August 24, 2009

Page - 51

CERTIFICATION PURSUANT T
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Soltera Mining Corp. (the “Company”) on Form 10-K for the period ending October 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nadwynn Sing, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Nadwynn Sing
Nadwynn Sing
Chief Financial Officer

August 24, 2009

Page - 52

Exhibit 99.1

Page - 53

Soltera Mining Corp.

DISCLOSURE COMMITTEE CHARTER

Disclosure Policy

All disclosures made by Soltera to its security holders or the investment community should (i) be accurate, complete and timely, (ii) present fairly, in all material respects, Soltera’s financial condition, results of operations and cash flows, and (iii) meet any other legal, regulatory or stock exchange requirements.

Committee Purpose

Soltera’s Disclosure Committee (the “Committee”) will assist Soltera’s officers and directors (collectively, the “Senior Officers”) fulfilling Soltera’s and their responsibilities regarding (i) the identification and disclosure of material information about Soltera and (ii) the accuracy, completeness and timeliness of Soltera’s financial reports.

Responsibilities

Subject to the supervision and oversight of Senior Officers, the Committee will be responsible for the following tasks:

•
Review and, as necessary, help revise Soltera’s controls and other procedures (“Disclosure Controls and Procedures”) to ensure that (i) information required by Soltera to be disclosed to the Securities and Exchange Commission (the “SEC”), and other written information that Soltera will disclose to the public is recorded, processed, summarized and reported accurately and on a timely basis, and (ii) such information is accumulated and communicated to management, including the Senior Officers, as appropriate to allow timely decisions regarding required disclosure.

•	Assist in documenting, and monitoring the integrity and evaluating the effectiveness of, the Disclosure Controls and Procedures.

•
Review Soltera’s (i) annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, proxy statement, material registration statements, and any other information filed with the SEC (collectively, the “Reports”), (ii) press releases containing financial information, earnings guidance, forward-looking statements, information about material transactions, or other information material to Soltera’s shareholders, (iii) correspondence broadly disseminated to shareholders, and (iv) other relevant communications or presentations (collectively, the “Disclosure Statements”).

•
Discuss information relative to the Committee’s responsibilities and proceedings, including (i) the preparation of the Disclosure Statements and (ii) the evaluation of the effectiveness of the Disclosure Controls and Procedures.

Page - 54

Other Responsibilities

The Committee will have such other responsibilities, consistent with the Committee’s purpose, as any Senior Officer may assign to it from time to time.

Disclosure Control Considerations

The Committee will base the review and revision of the Disclosure Controls and Procedures on the following factors:

•
Control Environment: The directives of the Board of Directors and the Audit Committee; the integrity and ethical values of Soltera’s officers and employees, including the “tone at the top”; Soltera’s Code of Ethics; and the philosophy and operating style of management, including how employees are organized and how authority is delegated.

•	Risk Assessment: The identification and analysis of relevant risks to achieving the goal of accurate and timely disclosure, forming a basis for determining how the risks should be managed.

•	Control Activities: The procedures to ensure that necessary actions are taken to address and handle risks to achievement of objectives.

•	Information and Communication: The accumulation, delivery and communication of financial information throughout (i.e., up, down and across) the organization.

•
Monitoring: The assessment of the quality of the financial reporting systems over time through ongoing monitoring and separate evaluations, including through regular management supervision and reporting of deficiencies upstream.

Organization

The members of the Committee will be comprised of Soltera’s officers and directors.

The Committee may designate two or more individuals, at least one of whom will be knowledgeable about financial reporting and another about law, who can, acting together, review Disclosure Statements when time does not permit full Committee review.

The Senior Officers at their option may, at any time and from time to time, assume any or all of the responsibilities of the Disclosure Committee identified in this Charter, including, for example, approving Disclosure Statements when time does not permit the full Committee (or the designated individuals) to meet or act.

The Committee may, at any time and from time to time, utilize external service providers to review and provide further comment on the Reports and the Disclosure Statements.

Page - 55

Chair

The Chief Financial Officer of Soltera will act as the Chair of the Committee (unless and until another member of the Committee will be so appointed by any Senior Officer).

Meetings and Procedures

The Committee will meet or act as frequently and as formally or informally as circumstances dictate to (i) ensure the accuracy, completeness and timeliness of the Disclosure Statements and (ii) evaluate the Disclosure Controls and Procedures and determine whether any changes to the Disclosure Controls and Procedures are necessary or advisable in connection with the preparation of the Reports or other Disclosure Statements, taking into account developments since the most recent evaluation, including material changes in Soltera’s organization and business objectives and any material change in economic or industry conditions.

The Committee will adopt, whether formally or informally, such procedures as it deems necessary to facilitate the fulfillment of its responsibilities.

Full Access

The Committee will have full access to all of Soltera’s books, records, assets, facilities and personnel, including the internal auditors, in connection with fulfilling its responsibilities.

Charter Review

The Committee will review and assess this Charter annually and recommend any proposed changes to the Senior Officers for approval.

Interpretation

Any questions of interpretation regarding this Charter, or the Committee’s responsibilities or procedures, will be determined initially by the Chair and, to the extent necessary, ultimately by the Senior Officers.

Page - 56