Form 10-K
period 2009-10-31
Soltera Mining Corp.
filed 2013-03-18
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                   For the fiscal year ended                                                      October 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                                           to

                      Commission file number                     000-51841

SOLTERA MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
20801 Biscayne Boulevard, 4th Floor, Aventura, Florida (Address of principal executive offices)	33180 (Zip Code)

Registrant’s telephone number, including area code:  303 800 5752

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [   ] Yes         [ X ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act [   ] Yes         [ X ]  No

Page - 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] Yes         [ X ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] Yes         [    ]  No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.11 on the OTCBB, was $3,856,441.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 8, 2013
common stock - $0.001 par value	97,167,927

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Soltera’s registration statement on Form SB-2 on January 24, 2006; Exhibit 3.4 (Articles of Incorporation of Incas) filed as an exhibit to Soltera’s Form 8-K (Current Report) on February 21, 2007; Exhibit 10.1 (Property Agreement) filed as an exhibit to Soltera’s registration statement on Form SB-2 on January 24, 2006; Exhibit 10.2 (Trust Agreement) filed as an exhibit to Soltera’s Form SB-2 on January 24, 2006; Exhibit 10.3 (Management Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on May 2, 2007; Exhibit 10.4 (Letter Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on May 29, 2007;Exhibit 10.5 (Stock Acquisition Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007; Exhibit 10.6 (First Option Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007; Exhibit 10.7 (Second Option Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007; Exhibit 10.8 (Share Transfer Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007; Exhibit 10.9 (Loan Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007; Exhibit 10.10 (Share Transfer Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on September 14, 2007; Exhibit 10.11 (Management Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on September 24, 2007; Exhibit 10.12 (Bare Trust) filed as an exhibit to Soltera’s Form 10-KSB (Annual Report) on February 21, 2008; Exhibit 10.13 (Assignment Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008; Exhibit 10.14 (Option Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008; Exhibit 10.15 (Stock Acquisition Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008; Exhibit 10.16 (Cananea Exploration Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008; Exhibit 10.17 (Colorada Exploration Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008; Exhibit 10.18 (Irrevocable Offer) filed as an exhibit to Soltera’s Form 8-K (Current Report) on May 13, 2009; Exhibit 10.19 (Assignment Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on April 6, 2010; Exhibit 10.20 (Joint Venture or Joint Enterprise Agreement) filed as an exhibit to Soltera’s Form 8-K Report (Current Report) on April 6, 2010; Exhibit 10.21 (Exploration Contract) filed as an exhibit to Soltera’s Form 8-K Report (Current Report) on April 6, 2010; Exhibit 10.22 (Financing Agreement) filed as an exhibit to Soltera’s Form 8-K Report (Current Report) on June 18, 2010 Exhibit 14 (Financial Code of Ethics) filed as an exhibit to Soltera’s Form 10-QSB (Quarterly Report) on September 18, 2007; and Exhibit 99.1 (Disclosure Committee Charter) filed as an Exhibit to Soltera’s Form 10-K (Annual Report) on August 28, 2009.

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended October 31, 2009, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Atzek Mineral SA de CV is a Mexican company that was incorporated on September 25, 2007 (“Atzek”).  Atzek was a wholly-owned subsidiary of Soltera.  See Exhibit 3.5 - Licence of Atzek, Exhibit 3.6 - Articles of Incorporation of Atzek, and Exhibit 10.15 – Stock Acquisition Agreement for more details.  Due to Soltera’s lack of funds, the board of directors decided on December 5, 2009 for reasons of convenience and efficiency to sell Atzek.  As consideration for Aztek, the buyers assumed all responsibility for any existing debt and the future operation of Aztek effective December 23, 2009.

Soltera, together with two Albanian companies, ENER-ALB PROJECTS sh.p.k. and ELITE MINE sh.a., formed a new joint venture company named the Albanian Mines Company sh.a. (the “Albanian Joint Venture Company”) to tender for the rights to mineral properties in Albania.  The Albanian Joint Venture Company was formed on October 17, 2008. See Exhibit 3.8 – Act of Incorporation for more details.  The Albanian Joint Venture Company is currently in good standing and there have been no expenses of any kind.  However, following a request from the other Joint-Venture partner, board of directors decided on November 21, 2012, for reasons of convenience and efficiency, to leave the Joint-Venture.  All rights will pass to the other partner; there were no payments to either party, and the other joint venture partner assumed all responsibility for any existing debt and the future operation of the Albanian Joint Venture Company.

Page - 3

Soltera maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 20801 Biscayne Boulevard, 4th Floor, Aventura, Florida, 33180.  Soltera’s office telephone number is (303) 800- 5752.

Soltera is an exploration stage company engaged in the acquisition and exploration of mineral properties.  Soltera’s plan of operations is to conduct mineral exploration activities on the mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Soltera’s exploration program is designed to explore for commercially viable deposits of base and precious minerals, such as base and precious metals, such as copper, zinc, molybdenum, silver and gold.  See “Business of Soltera” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

Soltera has an authorized capital of 200 million shares of common stock with a par value of $0.001 per share with 97,167,927 shares of common stock currently issued and outstanding.

Soltera has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Soltera’s business.

(b)	Business of Soltera

Soltera is an Exploration Stage Company, as defined by ASC 915 “Accounting and Reporting for Development Stage Enterprises”.  Soltera’s principal business is the acquisition and exploration of mineral resources.  Soltera has an interest in mineral claims located in Argentina (the “Argentinean Claims”).  Soltera has not presently determined whether the properties it intends to acquire contain mineral reserves that are economically recoverable.

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

In September 2007, Soltera, through Incas, began an exploration program on the El Torno Project.  Since that time, and intermittently due to lack of funds in 2008-2010, Soltera completed two geochemical stream sediment sampling campaigns, a structural geologic survey of the mineralized area, an extensive rock sampling program that produced nearly 11,000 samples for analysis and a 3D IP geophysical survey over the main part of the vein (see “Property Interests” below).  The results are currently being assessed.

In addition, and with the goal of generating cash flow, Soltera through Incas Minerals signed a Joint-Venture agreement with the titleholder of the El Torno project to exploit eluvial (loose surface material) in part of the property.  This easily worked material, had already been exploited by the title holder before April 2007 with good economic results.  However, extensive pitting and sampling carried out by Soltera in October-December 2010 showed that there was an insufficient eluvium tonnage of suitable plant feed in the current exploitation licence area to justify a commercial operation.

Soltera sold its Mexican subsidiary Atzek Mineral SA de CV in December 2009 for the price of the debts it had accumulated and relinquished all claims and agreements concerning the Eureka copper-gold property in Argentina.  These decisions were  based purely on the lack of funding at that time.  Both the two Mexican gold properties and the Eureka copper-gold property had good exploration potential in Soltera’s opinion, but there were simply no funds to undertake any work or maintain  property rental payments.

Page - 4

The board of directors also decided recently (November 2012) to abandon the Albanian Joint Venture.  Soltera will incur no costs, but the joint venture has been virtually dormant for the past two years and Soltera decided to concentrate on its El Torno gold property in Argentina.

Soltera will continue to identify and assess new projects for acquisition purposes, but will focus on exploring and adding value to the project interests already acquired.

Property Interests

The following is a summary of Soltera’s principal property interests, segregated by the operations on Soltera’s claims.

None of Soltera’s assets or mineral properties are currently in production or contain a reserve.

A.  Zapaleri Project – Argentinean Property

On July 6, 2007, Incas entered into an option agreement with Antonio Agustin Giulianotti.  The option agreement covers one mineral claim in Argentina covering 6,395 hectares (15,802 acres) (the “Zapaleri Project”).  As of the date of filing of this annual report, there is still a legal dispute that affects Incas’ rights on this claim that has to be resolved by the Mining Chamber of the Jujuy Province.  As a result of the legal dispute and until it is resolved, Incas is not required to commence any work or expense on this project and can exit from the Zapaleri Project without any expenses.  After the resolution of the legal dispute, if positive, Incas will have the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the Zapaleri Project upon fulfilling the following conditions:

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

Page - 5

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

B.  El Torno Project – Argentinean Property

On July 6, 2007, Incas entered into an option agreement with Manuel Bernal Mateo.  The option agreement now covers five mineral claims in Argentina covering 7,863.24 hectares (19,430 acres) (the “El Torno Project”).  In October 2007, Incas conducted and completed a geological and mining inspection and audit of the El Torno Project.  As a result of the inspection and audit, Incas was able to confirm the size of the other two mineral claims.  In the First Option Agreement the other two mineral claims are listed but there was no area coverage assigned to them.  These changes resulted in the El Torno Project being increased from 3,947 hectares to 7,863.24 hectares for the following mineral claims:  Mina Manolo (600 hectares), Mina La Despreciada (3,328.53 hectares), Mina El Torno Norte (2,385.43 hectares), Mina El Torno Sur (1,519.28 hectares), and Mina La Palca (30 hectares).  On December 30, 2008, the parties agreed to extend the expiration date of the El Torno Project to December 30, 2013.

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

d.
On July 30, 2007, Incas was to lend either Mr. Mateo or Mr. Giulianotti $180,000 to be used to purchase a backhoe to be used in the exploration of the alluvial bed.  The borrower was to repay the loan with $10,000 monthly payments commencing on December 1, 2007.  Mr. Mateo has signed a special power of attorney with Mr. Giulianotti.  The $180,000 loan was transferred to the borrower in July 2007.  However, the borrower returned the funds in August 2007 due to a 30% withholding by the Argentinean government.  On September 25, 2008, Soltera delivered the $180,000 to Mr. Giulianotti to be used to purchase the backhoe to be used in the exploration of the alluvial bed.  The borrower was to repay the loan with $10,000 monthly payments commencing on December 1, 2007.  Such payments have not been made to date, instead $150,000 of this amount was used to offset payments due to Mr. Giulianotti as per the Option Agreement for El Torno, and $10,000 of this amount was used to offset payments Mr. Giulianotti made on Inca’s behalf for annual rental fee for the existing campsite on El Torno.  The following US$20,000 has been used to pay a part of the acquisition option on the Sur Eureka Project.  As a result the loan has been completely recovered by Soltera.  See below and Exhibit 10.9 - Loan Agreement for more details.

Page - 6

e.	On or before June 30, 2008, Incas was to pay Mr. Mateo $50,000. This payment was offset by $50,000 of the loan payments due to Incas from the borrower.

f.
On or before July 6, 2008, Incas was to conduct a geological and mining inspection and audit of the El Torno Project.  In October 2007, Incas conducted and completed a geological and mining inspection and audit of the El Torno Project.

g.	On or before June 30, 2009, Incas was to pay Mr. Mateo $100,000. This payment has been offset by $100,000 of the loan payments due to Incas from Mr. Mateo.

h.	On or before June 30, 2010, Incas paid Mr. Mateo $200,000.

i.
On or before December 30, 2010, Incas was required to make an investment of $1 million in the exploration of the El Torno Project. Upon consent from Giulianotti, the investment was deferred and has been completed as of the date of this report..

j.
From June 30, 2011, and until the El Torno Project is put into production, Incas is required to pay Mr. Mateo $150,000 half-yearly, with the first payment due on or before June 30, 2011.  All payments have been made to date with the next payment due on June 30, 2013.

See Exhibit 10.6 - First Renegotiated Option Agreement for more details.

Location and Access

The El Torno Project is also located in the Andean Cordillera in the extreme north-west of Argentina in the Puna Jujeña, Jujuy Province of Argentina, near the international border with Bolivia. The region is at altitudes around 4,000 metres (13,123 feet) and the nearest permanent habitation is the village of Santa Catalina about 15 kilometres (9.5 miles) to the east.

The infrastructure on the El Torno Project comprises electricity 10 kilometres (6.7 miles) away (at the village of Santa Catalina) and a road passable all year by cars and trucks.  Water is abundant in a river cutting through the main vein on the El Torno Project and from a very large river at the border with Bolivia 12 kilometres (7.5 miles) away.

Climate and Geomorphology

The area is at an elevation between 3,800 and 4,300 metres (12,467 and 14,107 feet), but the latitude over the Tropic of Capricorn determines a good climate, without snow and with rain concentrated in the summer season.  The winter is gentle and exploitation work is possible the entire year.

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

Page - 7

Soltera carried out geochemical two stream sediment surveys with the object of finding out whether mineralization extended along the full length of the vein or was confined to the central portion. The first, in late 2007, was strategic and covered about 100 km2, over the whole El Torno property.  The country is rolling highland dissected by streams, so is well suited for this type of survey.  A total of 596 samples was collected at selected locations on stream courses and the -80 mesh fractions analysed in Canada.  The results showed a series of distinct, very strong anomalies extending the full 14 km length of the vein system, indicating that the gold mineralization is present along almost its whole length.   Even more interesting, was the presence of very strong and broad gold anomalies up to 2 km away from the main system, which appear to be centered over large areas of vein suites and stockworks in the country rocks.  One of these anomalies alone is 2 km long by 1.5 km wide.  These broad but strong anomalies gave the first indication that gold mineralization is far more extensive than previously thought and, furthermore, they offer the distinct possibility that wide mineralized areas of country rock may be previously unrecognized large-scale open-pit targets.

The second survey, in mid-2008, was tactical and focused on the anomalies identified by the first survey.  It consisted of just over 1,000 samples covering an area of about 15 km2.  The results were excellent and confirmed the presence of a major gold anomalous zone about 5 km north-south and up to almost 2 km wide centered on the vein system but extending well beyond the vein into the country rocks on either side.  There is also a separate anomalous area of about one square kilometer located about 1 km east of the main vein in the south.

A structural study, completed in April 2008, focused on the main vein system, concentrating on parts of the system exposed at the surface and in the old mine workings.  The results suggest that the quartz veins are broadly parallel to the sedimentary layering, rather than steeply dipping as previously thought, and they thicken in the anticlinal axis.  This is reminiscent of the Bendigo and Ballarat gold fields in Australia and suggests the possibility of stacked mineralized vein systems along the anticlinal axis at depth.

In late 2010, Soltera decided to test a 40 hectare area of loose surface material (eluvium) that had been worked in the past by the mineral title owner with a view to generating a rapid cash flow.  The plan was to use an existing simple gravity plant to extract the gold.  Twenty trenches were dug on the exploitation licence area and samples were taken from the sides and underlying bed rock. These were split into six size fractions in the ALS laboratory and analysed by a combination of fire assay, cyanide leaching and emission spectroscopy.  The results were disappointing from a possible production point of view.  Although around 95% of the 392 analyses showed trace gold, only six contained more than 1 g/t Au (up to 11 g/t) and the rest mainly less than 0.1 g/t Au.   However, the results also suggested that the most likely locations for plant feed are within the strong geochemical anomalies that cover several hundred hectares of the Exploration Licence and raised the interesting possibility that gold-bearing material excavated during surface exploration testwork on gold-rich zones in the main bedrock target areas could be put through the existing plant if the material was first crushed and ground.

In April 2011, a small reconnaissance bedrock sampling program over a central part of the license area produced excellent results including a 1.5 meter channel sample with more than 10 ounces of gold per tonne.  It was logical, therefore, to plan a widespread mapping and sampling program throughout the whole 14 km length of the vein system and on the previously identified geochemical gold anomalies.

The first phase, in late 2011, was undertaken by two teams, each consisting of a geologist and four assistants.  Some of the samples were simply lumps taken from rock outcrops, but most were 1 meter to 2 meter-long horizontal chip-channels from trenches.  The samples were then sent to an internationally recognized laboratory (ALS Minerals) for gold analysis.  A total of 1,150 bedrock samples was collected from trenches within an area of about 10 square kilometres covering the central portion of the vein system and the surrounding bedrock.  The results are:

•	Five bedrock ‘hot spots’ were identified in which gold values are commonly over 1 gram per tonne (g/t). They are all on or near parts of the vein system.
•
Of the five identified ‘hot spots’, the largest extends north-south for at least 1km.  There is insufficient data to estimate the overall gold grade at this time, but channel sample analyses within the areas go as high as 376 g/t gold.

•
The background level of gold over the whole sampled area is high, with 755 samples (62%) containing detectable gold.  These may explain many of the broad anomalies shown by previous geochemical surveys.

Page - 8

The high gold values are scattered throughout the ‘hot spot’ areas, so it is not possible at this stage to estimate overall grades for these areas.

Phase 2, in  early 2012, was a second campaign of surface geological mapping and trench sampling concentrated on the ‘hot spots’ in order to assess their potential for open-pit mining and also on those parts of the property that had not yet been sampled.  A total of 10,113 samples was submitted for analysis and the results are still being assessed.

From July 2012 to November has been performed a 3D Geophysical survey of a total of 77,200 metres. The preliminary data of the first 12,000 metres show an interesting relation between the anomaly zones of the stream geochemical prospecting of the channel samples corresponding with geophysical chargeable areas. The final results are still being assessed.

C.  Eureka Project – Argentinean Property

In March 2007, Soltera secured an option to acquire 100% of the Eureka Claims from the title owner, Senor Antonio Guilianotti, for various rental payments and work commitments pursuant to the terms and conditions of an option agreement. TNR Gold Corp. (“TNR”), a Canadian mining company listed on the TSX with extensive experience in Argentina, was a party to the option agreement and TNR could acquire a 75% interest in the property by spending a total of US$3,000,000 in exploration and option payments before April 20, 2010 pursuant to the terms and conditions of the option agreement.

During 2007 and 2008, TNR carried out sampling programs on the Eureka Claims together with strategic and tactical geochemical prospecting surveys and a geophysical survey. TNR also commissioned a sedimentological-stratigraphic study to guide the exploration and completed an NI-43-101 report.

On April 1, 2009, the three parties agreed to amend the option agreement in view of the current economic climate. In effect, TNR paid a rental fee of US$5,000 per month until December 2009 and covered any expenses required to keep the Eureka Claims in good standing.  In December 2009, TNR left the joint venture.  The underlying agreement between Soltera and the title owner remained unchanged, so when TNR decided to leave, Soltera tried to find other joint-venture partners, but was unsuccessful, so relinquished the property.  Part of the property, Eureka Sur, was retained for some months, but eventually relinquished to avoid more expenditure.  See Exhibit 10.18 - Irrevocable Offer for more details.

D.  Sur Eureka Project – Argentinean Property

On February 8, 2010, Mr. Montanari entered into an exploration contract with an option to purchase dated February 8, 2010 with Antonio Augustin Giulianotti (the “Option Agreement”).  Pursuant to the terms of the Option Agreement Mr. Montanari assigned to Soltera and Incas Mineral, S.A. the right to explore the Sur Eureka copper property for various rental payments and work commitments pursuant to the terms and conditions of an option agreement.

On July 28, 2010 Soltera after tried unsuccessfully to find other joint-venture partners, for reasons of convenience and efficiency left the project. See Exhibit 10.21 - Exploration Contract with an Option to Purchase for more details.

E.  Mexican Claims

On September 25, 2007, Mr. Montanari incorporated a company in Mexico named “Atzek Mineral SA de CV” (“Atzek”).  See Exhibit 3.5 – Licence and Exhibit 3.6 - Articles of Incorporation for more details.

Atzek was a majority-owned subsidiary of Soltera with Soltera the beneficial owner of 99.9% of the issued and outstanding shares of Atzek.  The one other share issued was held by Incas Mineral S.A. the Argentinean subsidiary of Soltera.   During the year ended October 31, 2009, Mr. Montanari was the sole manager of Atzek.

The sole assets of Atzek were two mineral property exploration and option agreements.  In view of the current economic downturn, Soltera decided to drop its two Mexican projects from its portfolio in order to concentrate all efforts and resources exclusively on its two Argentinean projects.

Page - 9

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

See Exhibit 10.16 - Cananea Exploration Agreement with an Option to Purchase and Exhibit 10.17 - Colorada Exploration Agreement with an Option to Purchase for more details

Due to Soltera’s lack of funds, the board of directors decided on December 5, 2009 for reasons of convenience and efficiency to sell Atzek.  As consideration for Aztek, the buyers assumed all responsibility for any existing debt and the future operation of Aztek.

F.  Albanian Joint Venture

The board of directors decided in November 2012 to abandon the Albanian Joint Venture since the joint venture has been virtually dormant for the past two years.  Soltera will incur no further costs and all rights, responsibilities, and expenses for future operations were passed to the other Albanian Joint Venture partner with no payments between the parties.  Soltera, together with two Albanian companies, ENER-ALB PROJECTS sh.p.k. and ELITE MINE sh.a., formed a new joint venture company named the Albanian Mines Company sh.a. (the “Albanian Joint Venture Company”) to tender for the rights to mineral properties in Albania.  The Albanian Joint Venture Company was formed on October 17, 2008 and came into existence upon the Albanian Joint Venture Company’s Act of Incorporation being filed with and acceptance by the Albanian Register.  See Exhibit 3.8 – Act of Incorporation for more details.

The shareholdings of the Albanian Joint Venture Company were divided in the ratio: ENER-ALB PROJECTS sh.p.k. 37.5%, ELITE MINE sh.a. 37.5%, and Soltera Mining Corp. 25%.

The first members of the Board of the Albanian Joint Venture Company were Fabio Montanari, Ardi Kollcaku, Bashkim Ulaj, and Isli Sula.  The President of the Board was Bashkim Ulaj.  The Administrator of the Albanian Joint Venture Company was Fabio Montanari.  The Administrator was responsible for the day-to-day affairs of the Albanian Joint Venture Company, subject to the limitations provided under Articles of Association, any agreements between shareholders, and applicable law.  The Administrator was appointed for a term of three years.

As the tender over the initial project of interest was not successful, Fabio Montanari resigned from the charge of Administrator on the 28 May 2009.

G.  Atlin Claims – Canadian Property

On May 22, 2007, Soltera engaged Decoors Mining Corp. of Atlin, British Columbia to perform the Phase One exploration program on the mineral claims in Atlin, British Columbia, Canada (the “Atlin Claims”).  The Phase One exploration program on the Atlin Claims was initiated in May 2008 and completed before June 1, 2008.  Soltera did not receive a final report from Decoors.  However, an email from Decoors received on June 1, 2008 indicated that there would be issues relating to a new uranium moratorium in British Columbia as well as issues regarding any future permits for mining the claims.  Accordingly, on June 1, 2008 Soltera allowed the Atlin Claims to lapse and they were forfeited on June 1, 2008.  Soltera has conducted no further exploration on these mineral claims and no longer has any interest in these claims.

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

Raw Materials

For the Argentinean Claims, the raw materials for Soltera’s exploration program will be items including camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in either the city of Santa Catalina (15 kilometres (9.3 miles) from the mineral claims), La Quiaca (80 kilometres (50 miles) from the mineral claims), Vilazon (Bolivia) (80 kilometres (50 miles) from the mineral claims), San Salvador de Jujuy (380 kilometres (236 miles) from the mineral claims) or in Salta (430 kilometres (267 miles) from the mineral claims) from a variety of suppliers for the El Torno, and Zapaleri Projects.

Page - 10

Dependence on Major Customers

Soltera has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Soltera has no intellectual property such as patents or trademarks.  Additionally, Soltera has no royalty agreements or labor contracts.

Government Controls and Regulations

Soltera’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time.  However, management is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective.  Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Soltera.

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations.  With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards.  Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time.

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

Number of Total Employees and Number of Full Time Employees

Soltera does not have any employees other than Fabio Montanari, Kevan Ashworth, Alessandro Murroni, Stefano Capaccioli, and Arnaldo Massini, the directors and officers of Soltera.  Soltera intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on Soltera’s mineral claims starting in February 2013, and as required throughout the course of the exploration program.  The funds that will be used to pay for the independent geologist, prospectors and consultants will be the funds that already exist in the corporate treasury and from equity funds that Soltera will raise in the future.

Item 1A.  Risk Factors.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 11

Item 1B.  Unresolved Staff Comments.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.     Description of Property.

Soltera’s executive offices are located at 20801 Biscayne Boulevard, 4th Floor, Aventura, Florida, 33180.  Currently, Soltera pays $119 per month for this space pursuant to the terms and conditions of a written agreement.

Soltera has an interest in mineral claims located in Argentina as described in Item 1 above.

Item 3.     Legal Proceedings.

Soltera is not a party to any material pending legal proceedings and, to the best of Soltera’s knowledge, none of Soltera’s property or assets are the subject of any material pending legal proceedings, with the exception of the following:

Zapaleri Project

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

Ambrian Resources AG

In July 2010 Soltera Mining Corp. was served with a lawsuit by Ambrian Resources AG.  Ambrian sued Soltera for damages on the alleged grounds that Ambrian had negotiated and finalized a binding funding agreement with Soltera during April-June 2010 but instead Soltera chose to enter a financing agreement with another company (Goldlake).  Ambrian also claimed that Soltera used a strategy developed by Ambrian and used information provided by a South African mining engineer who visited the project at Ambrian’s expense.  Ambrian was seeking damages in excess of $20 million dollars.

Soltera denied and continued to deny all claims in the lawsuit and retained a Nevada litigator to defend the action brought against it by Ambrian in the State of Nevada.  Soltera was also seeking to have the lawsuit dismissed on the grounds that there was no binding agreement with Ambrian.  On January 23, 2013 a Stipulation and Order for Dismissal was entered by both parties in which all outstanding claims were dismissed with prejudice in consideration of nil. (Visit Clark County Courts Records Inquiry website ref.# A619956 for status.)

See the Form 8-K filed by Soltera on June 18, 2010 for more information on the Goldlake financing agreement.

Item 4.     Mine Safety Disclosures.

Soltera is not an operator of any mine and has not been an operator of any mine during the time period covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Page - 12

Soltera’s common stock was quoted on the NASD OTC Bulletin Board under the symbol “AMXC” from May 23, 2006 to May 30, 2007, and is now quoted under the symbol “SLTA” on the NASD OTC Pink Sheets.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended March 8, 2013.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
08 March 2013	$0.134	$0.065	Pink OTC Markets Inc.
31 January 2013	$0.165	$0.10	Pink OTC Markets Inc.
31 October 2012	$0.18	$0.06	Pink OTC Markets Inc.
31 July 2012	$0.105	$0.05	Pink OTC Markets Inc.
30 April 2012	$0.08	$0.0312	Pink OTC Markets Inc.
30 January 2012	$0.06	$0.023	Pink OTC Markets Inc.
31 October 2011	$0.085	$0.04	Pink OTC Markets Inc.
31 July 2011	$0.085	$0.0401	Pink OTC Markets Inc.
30 April 2011	$0.22	$0.04	Pink OTC Markets Inc.
30 January 2011	$0.29	$0.08	Pink OTC Markets Inc.
31 October 2010	$0.12	$0.701	Pink OTC Markets Inc.
31 July 2010	$0.26	$0.10	Pink OTC Markets Inc.
30 April 2010	$0.15	$0.05	Pink OTC Markets Inc.
31 January 2010	$0.10	$0.046	Pink OTC Markets Inc.
31 October 2009	$0.12	$0.033	Pink OTC Markets Inc.
31 July 2009	$0.09	$0.025	Pink OTC Markets Inc.
30 April 2009	$0.09	$0.04	Pink OTC Markets Inc.
30 January 2009	$0.11	$0.02	Pink OTC Markets Inc.
31 October 2008	$0.27	$0.014	Pink OTC Markets Inc.
31 July 2008	$0.40	$0.12	Pink OTC Markets Inc.
30 April 2008	$0.585	$0.37	Pink OTC Markets Inc.
31 January 2008	$0.59	$0.40	Pink Sheets LLC
31 October 2007	$0.69	$0.45	Pink Sheets LLC

(b)           Holders of Record

Soltera has approximately 20 holders of record of Soltera’s common stock as of January 18, 2013 according to a shareholders’ list provided by Soltera’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Soltera of the number of beneficial owners of common stock held in street name.  The transfer agent for Soltera’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

(d) Recent Sales of Unregistered Securities

The following is a summary of the sales of unregistered securities since 2007 that would be required to be disclosed pursuant to Item 701 of Regulation S-K:

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

Page - 13

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

February 2010 - $0.05 Private Placement Unit Offering

On February 6, 2010, the board of directors authorized the issuance of 2,435,760 restricted units at a subscription price of $0.05 per restricted unit.  Each restricted unit consisted of one restricted shares of common stock in the capital of Soltera and one-half of a non-transferable share purchase warrant.  Each restricted whole warrant enabled the holder to purchase one additional restricted share of common stock in the capital of Soltera at a price of $0.10 per restricted warrant for a period of two years.

In this offering, Soltera settled $121,788 in debt and issued an aggregate 2,435,760 restricted units to one non-US subscriber outside the United States.

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

June 2010 - $0.10 Private Placement Unit Offerings

On June 9, 2010, the board of directors authorized the issuance of 15,000,000 restricted units at a subscription price of $0.10 per restricted unit.  Each unit will consist of one restricted common share in the capital of Soltera and one non-transferable share purchase warrant.  Each warrant enabled the holder to purchase two additional restricted common shares at a price of US$0.15 per share exercisable from six months to two years from completion of payment of the financing.

Page - 15

The first tranche of this offering closed on June 17, 2010 and Soltera raised $299,948.70 in cash and issued an aggregate 2,999,487 restricted units to one non-US subscriber outside the United States.

The second tranche of this offering closed on August 31, 2010 and Soltera raised $200,000 in cash and issued an aggregate 2,000,000 restricted units to the same non-US subscriber outside the United States.

The third tranche of this offering closed on March 15, 2011 and Soltera raised $99,995 in cash and issued an aggregate 999,550 restricted units to the same non-US subscriber outside the United States.

The fourth tranche of this offering closed on June 20, 2011 and Soltera raised $199,995 in cash and issued an aggregate 1,999,550 restricted units to the same non-US subscriber outside the United States.

The fifth tranche of this offering closed on June 30, 2011 and Soltera raised $700,141.30 in cash and issued an aggregate 7,001,413 restricted units to the same non-US subscriber outside the United States.

For the one non-US subscriber outside the United States in this one closing, Soltera relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  The value of the restricted units was arbitrarily set by Soltera and had no relationship to its assets, book value, revenues or other established criteria of value.  All the restricted common shares issued in this offering were issued for investment purposes in a “private transaction”.  Management is satisfied that Soltera complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Soltera received from the subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares and warrants for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares or warrants with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.  The investment funds were used primarily for working capital.  See Exhibit 10.22 – Financing Agreement for more details.

2012 - $0.15 Warrant Exercises

On February 2, 2012, the board of directors authorized the issuance of 999,991 restricted shares of common stock for the exercise of 999,991 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant.  Soltera received from Goldlake Italia S.p.A. a completed and signed Subscription Form and funds in the amount of US$149,998.70 representing the full payment for the exercise of the warrants and the issuance of restricted shares of common stock.

On April 22, 2012, the board of directors authorized the issuance of 2,000,138 restricted shares of common stock for the exercise of 2,000,138 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant.  Soltera received from Goldlake Italia S.p.A. a completed and signed Subscription Form and funds in the amount of US$300,020.61 representing the full payment for the exercise of the warrants and the issuance of restricted shares of common stock.

On June 8, 2012, the board of directors authorized the issuance of 3,000,000 restricted shares of common stock for the exercise of 3,000,000 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant.  Soltera received from Goldlake Italia S.p.A. a completed and signed Subscription Form and funds in the amount of US$450,000 representing the full payment for the exercise of the warrants and the issuance of restricted shares of common stock.

On September 6, 2012, the board of directors authorized the issuance of 3,999,992 restricted shares of common stock for the exercise of 3,999,992 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant.  Soltera received from Goldlake Italia S.p.A. a completed and signed Subscription Form and funds in the amount of US$599,998.70 representing the full payment for the exercise of the warrants and the issuance of restricted shares of common stock.

On November 26, 2012, the board of directors authorized the issuance of 1,333,333 restricted shares of common stock for the exercise of 1,333,333 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant.  Soltera received from Goldlake Italia S.p.A. a completed and signed Subscription Form and funds in the amount of US$200,000 representing the full payment for the exercise of the warrants and the issuance of restricted shares of common stock.

Page - 16

For the exercise of warrants, Soltera relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission for the issuance of the restricted shares of common stock to Goldlake Italia S.p.A. as a non-US subscriber outside the United States.  The value of the restricted shares of common stock was agreed upon between the parties of the Financing Agreement.  Management is satisfied that Soltera complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Soltera received from the subscriber certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares and warrants for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares or warrants with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.  The investment funds were used primarily for working capital.  See Exhibit 10.22 – Financing Agreement for more details.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Soltera’s common stock with the exception of the 18,666,546 non-transferable share purchase warrants held by Goldlake Italia S.p.A., with each warrant convertible into one additional restricted common share at a price of US$0.15 per warrant.  664,620 of the warrants expire on March 13, 2013, 3,999,100 warrants expire on June 20, 2013, and 14,002,826 warrants expire on June 30, 2013.

(e)	Penny Stock Rules

Trading in Soltera’s common stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Soltera’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Soltera’s securities, which could severely limit their market price and liquidity of Soltera’s securities.  The application of the “penny stock” rules may affect your ability to resell Soltera’s securities.

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

Page - 17

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

On April 1, 2009 Soltera renegotiated the Eureka Option Agreement with TNR Gold Corp and with the titleholder Antonio Agustin Giulianotti.  The three parties agreed to amend the Eureka Option Agreement in view of the current economic climate.  Up until then, TNR had paid a rental fee of US$5,000 per month until December 2009 and covered any expenses required to keep the Eureka Claims in good standing.  In December 2009, TNR ceased being a joint venture partner.  The underlying agreement between Soltera and the title owner remained unchanged, so when TNR decided to leave, Soltera tried to find another joint-venture partner.  Unable to find a joint venture partner to assume the obligations of TNR, the board of directors decided to abandon the partnership also.  See Exhibit 10.18 - Irrevocable Offer for more details.

The Eureka Claims are located in the Andean Cordillera in the extreme north-west of Argentina near the international border with Bolivia.  The region is at altitudes around 4,000 metres (13,123 feet) and the nearest permanent habitation is the village of Santa Catalina village about 30 kilometres (19 miles) to the east.

Mexico

Pursuant to the terms and conditions of a stock acquisition agreement dated February 29, 2008 between Soltera and Fabio Montanari, Soltera’s CEO and president, Soltera agreed to acquire all of the shares of Atzek Mineral SA de CV (“Atzek”).

Page - 18

Atzek was a majority-owned subsidiary of Soltera with Soltera the beneficial owner of 99.9% of the issued and outstanding shares of Atzek.  The one other share issued was held by Incas Mineral S.A. the Argentinean subsidiary of Soltera.

The sole assets of Atzek were two mineral property exploration and option agreements.  On July 2, 2009, Soltera relinquished its exploration options on the Casita Colorada Gold Project and the Real de Cananea Gold Project in Mexico.  And on December 5, 2009, due to Soltera’s lack of funds, the board of directors decided for reasons of convenience and efficiency to sell Atzek.  As consideration for Aztek, the buyers assumed all responsibility for any existing debt and the future operation of Aztek as at December 23, 2009.

Albania

Soltera, together with two Albanian companies, ENER-ALB PROJECTS sh.p.k. and ELITE MINE sh.a., formed a new joint venture company named the Albanian Mines Company sh.a. to tender for the rights to mineral properties in Albania.  As the initial tender was not successful, Fabio Montanari resigned from the charge of Administrator on the 28 May 2009. Soltera has not undertaken any expense for this joint-venture.  The Albanian Joint Venture Company is currently in good standing and there have been no expenses of any kind.  However, following a request from the other Joint-Venture partner, board of directors decided on November 21, 2012, for reasons of convenience and efficiency, to leave the Joint-Venture.  All rights will pass to the other partner; there were no payments to either party, and the other joint venture partner assumed all responsibility for any existing debt and the future operation of the Albanian Joint Venture Company.

Plan of Operation

Argentina Exploration Plan

Soltera’s subsidiary Incas Mineral, S.A., has completed its first four phases of the exploration plan for the El Torno Project but has not started to explore the Zapaleri Project as the administrative situation is still to be resolved.  All acquisition option payments required to secure the El Torno Project up to 30th December 2012 have been successfully covered.

Over the next 12 months management intends to begin a drill program on certain areas of the El Torno Project.  The drill program will allow Soltera to start the prefeasibility study on the El Torno Project.  Management also intends to keep the two option agreements in good standing by complying with the terms of the option agreements.

On 1 April 2009, Soltera renegotiated and signed the agreement with TNR Gold Corp. in order to secure the Eureka Project joint venture until the 19th December 2009 through scheduled TNR payments.  For reason of convenience and efficiency, Soltera relinquished its exploration options on the Eureka Project on December 18, 2009.

In addition, management anticipates incurring the following expenses during the next 12 month period:

•
Management anticipates spending approximately $40,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $500,000 over the next 12 months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Soltera’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

•
Management anticipates spending approximately $85,000 in complying with Soltera’s obligations as a reporting company under the Securities Exchange Act of 1934.  These expenses will consist primarily of professional fees relating to the preparation of Soltera’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

As at October 31, 2009, Soltera had cash of $3,010 and a working capital deficit of $315,695.  Accordingly, Soltera will require additional financing in the amount of $900,695 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

During the 12 month period following the date of this annual report, management anticipates that Soltera will not generate any revenue.  Accordingly, Soltera will be required to use its working capital in order to continue its plan of operations.  Management believes that it has sufficient working capital to fund its plan of operation for the next 12 months.

Page - 19

Risk Factors

An investment in Soltera’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Soltera’s Form SB-2/A filed on March 10, 2006 and Soltera’s Form 10-KSB filed on February 21, 2008.

Financial Condition

As at October 31, 2009, Soltera had a cash balance of $3,010.

With the acquisition of Incas and the Argentinean Claims, Soltera will need to make strategic decisions on how to deploy its funds.  Soltera’s current focus is on the El Torno Project.  Soltera has not suffered from Argentinean Peso purchasing power due to the decline of the United States dollar as the Argentinean Peso has been subsequently more devaluated.

During the next 12 months, management plans to begin a drill program on the El Torno project.  To do so, additional funds are required. The additional funding will come from equity financing from the sale of Soltera’s common stock or sale of part of Soltera’s interest in its mineral claims.  If management is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Soltera.  Soltera does not have any financing arranged and cannot provide investors with any assurance that management will be able to raise sufficient funding from the sale of Soltera common stock to fund further exploration or exploitation of the Argentinean Claims.  In the absence of such financing, Soltera’s business will fail.

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

Based on the nature of Soltera’s business, Soltera anticipates incurring operating losses in the foreseeable future.  Soltera bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Future financial results are also uncertain due to a number of factors, some of which are outside Soltera’s control.  These factors include, but are not limited to:

•	management’s ability to raise additional funding;
•	the market price for gold;
•	the results of the proposed exploration programs on the mineral property; and
•	management’s ability to find joint venture partners for the development of Soltera’s property interests

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

Liquidity and Capital Resources

Soltera had working capital deficiency of $315,695 as of October 31, 2009, compared with a working capital surplus of $141,848 as of October 31, 2008.

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

Page - 20

Net Cash Used in Operating Activities

Soltera had cash of $3,010 and working capital deficiency of $315,695 at October 31, 2009.

During the fiscal year ended October 31, 2009, Soltera used $335,459 in cash for operating activities compared with $595,828 for the previous fiscal year.  This was primarily a result of an operating loss of $378,790, adjusted by $1,875 for amortization, all of which was offset by a decrease of $7,311 in prepaid expenses and an increase of $34,145 in accounts payable.

Net Cash Used In Investing Activities

Net cash provided by investing activities was $39,985 for the fiscal year ended October 31, 2009 as compared with net cash used in investing activities of $182,404 for the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to $232,351 for the fiscal year ended October 31, 2009 as compared with $48,750 for the previous fiscal year, as a result of $201,259 due to related parties, $6,783 from promissory notes proceeds, and $24,309 from share subscriptions received.

Results of Operation for the Period Ended October 31, 2009

Soltera has had no operating revenues since its inception on September 21, 2005, through to October 31, 2009.  Soltera’s activities have been financed from the proceeds of share subscriptions.  Since inception, on September 21, 2005, to October 31, 2009, Soltera raised a total of $1,201,000 from private offerings of its shares of common stock.

References to the discussion below to fiscal 2009 are to Soltera’s fiscal year ended on October 31, 2009.  References to fiscal 2008 are to Soltera’s fiscal year ended October 31, 2008.

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2009 $	For the Year Ended October 31, 2009 $	For the Year Ended October 31, 2008 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Expenses

General and administrative	219,196	30,562	135,451
Professional fees	296,599	63,890	147,006
Management fees	425,428	216,180	152,998
Mineral property costs	205,933	55,213	97,795
Impairment of mineral properties	1,384,013	-	1,384,013
Travel and accommodation	86,582	10,372	49,322

Total Expenses	2,617,751	376,217	1,966,585

Net Loss	(2,772,982)	(376,217)	(2,121,391)

Page - 21

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Soltera’s corporate organization, the preparation of Soltera’s financial statements and Soltera’s continuous disclosure filings with the Securities and Exchange Commission.

Mineral Property Costs

Mineral property costs incurred during fiscal 2009 were attributable to the payments made to maintain the contract agreement in good standing and to exploration costs on the El Torno Project in Argentina and on the Real de Cananea and Casita Colorada projects in Mexico.

Off-Balance Sheet Arrangements

Soltera has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at October 31, 2009.

Tabular Disclosure of Contractual Obligations

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Critical Accounting Policies

Soltera’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of Soltera’s financial statements is critical to an understanding of Soltera’s financial statements.

Use of Estimates
The preparation of the consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Soltera regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of mineral property acquisition costs, and deferred income tax asset valuation allowances.  Soltera bases its estimates and assumptions on current facts, historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Soltera may differ materially and adversely from Soltera’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Earnings (Loss) Per Share
Soltera computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at October 31, 2009, there were no dilutive securities.  As of October 31, 2008, there were 1,100,000 dilutive securities.

Page - 22

Cash and Cash Equivalents
Soltera considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Costs
Soltera has been in the exploration stage since its formation on September 21, 2005 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized.  Soltera assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end.   When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments
Financial instruments, which include cash, loan receivable, accounts payable, amounts due to related parties and notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Soltera’s operations are in Mexico, Canada, and Argentina, which results in exposure to market risks from changes in foreign currency exchange rates.  The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, Soltera does not use derivative instruments to reduce its exposure to foreign currency risk.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 23

Item 8.                      Financial Statements and Supplementary Data.

SOLTERA MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

Index
Report of Independent Registered Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Cash Flows	F–4
Consolidated Statements of Stockholders’ Deficit	F–5
Notes to the Consolidated Financial Statements	F–6

Page - 24

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Soltera Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficit) for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues, has a working capital deficit at October 31, 2009 and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 12, 2013

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2009	October 31, 2008
ASSETS

Current assets

Cash	$3,010	$62,906
Prepaid expenses	43	6,969
Loan receivable (Note 8)	20,000	120,000

TOTAL CURRENT ASSETS	23,053	189,875

Mineral property (Note 9)	100,000	-

Property and equipment (Note 7)	3,268	3,602

Restricted marketable securities (Note 3)	-	40,268

Discontinued operations, net assets held for sale (Note 5)	3,021	4,664

TOTAL ASSETS	$129,342	$238,409

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$40,180	$40,960
Accrued liabilities	35,865	2,028
Due to related parties (Note 10)	253,706	52,447
Notes payable (Note 11)	6,783	-
Discontinued operations, liabilities held for sale (Note 5)	2,214	1,126

TOTAL LIABILITIES	338,748	96,561

Contingencies and commitments (Notes 1 and 14)

STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock, 200,000,000 shares authorized, $0.001 par value;
66,898,333 shares issued and outstanding	66,898	66,898
Additional paid-in capital	2,434,052	2,434,052
Subscriptions received	24,309	-
Donated capital	17,250	17,250
Accumulated other comprehensive income	21,067	17,840
Deficit accumulated during the exploration stage	(2,772,982)	(2,394,192)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(209,406)	141,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$129,342	$238,409

The accompanying notes form an integral part of these consolidated financial statements.

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2009	For the Year Ended October 31, 2009	For the Year Ended October 31, 2008

EXPENSES:

General and administrative (Note 10)	$219,196	$30,562	$135,451
Professional fees	296,599	63,890	147,006
Management fees (Note 10)	425,428	216,180	152,998
Impairment of mineral property costs	1,384,013	-	1,384,013
Travel accommodation	86,582	10,372	49,322
Exploration and mining expenses	205,933	55,213	97,795

Total expenses	2,617,751	376,217	1,966,585

OPERATING LOSS	(2,617,751)	(376,217)	(1,966,585)

OTHER INCOME (EXPENSES):

Interest income	3,668	-	1,520
Provision for other receivables	(4,718)	-	(4,718)

LOSS FROM CONTINUING OPERATIONS	(2,618,801)	(376,217)	(1,969,783)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued Atzek
Mineral SA de CV	(154,181)	(2,573)	(151,608)

NET LOSS	(2,772,982)	(378,790)	(2,121,391)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment – continuing
operations	12,774	3,387	9,748
Foreign currency translation adjustment – discontinued
operations	8,293	(160)	8,453

Total other comprehensive loss	21,067	3,227	18,201

COMPREHENSIVE LOSS	$(2,751,915)	$(375,563)	$(2,103,190)

Loss per share – basic and diluted – continuing operations		$(0.01)	$(0.04)
Loss per share – basic and diluted – discontinued operations		$(0.00)	$(0.00)
Total loss per share – basic and diluted		$(0.01)	$(0.04)

Weighted average shares outstanding		66,898,333	58,649,700

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2009	For the Year Ended October 31, 2009	For the Year Ended October 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,772,982)	$(378,790)	$(2,121,391)
Adjustments for non-cash items in:
Depreciation and amortization	3,567	1,875	1,627
Donated rent	7,750	-	2,250
Donated services	9,500	-	-
Impairment of mineral property costs	1,487,963	-	1,484,013
Provision of other receivables	21,929	-	21,929
Changes in operating assets and liabilities:
Prepaid expenses	5,113	7,311	(2,198)
Other receivables	(18,119)	-	(15,603)
Accounts payable and accrued liabilities	78,434	34,145	33,545

NET CASH USED IN OPERATING ACTIVITIES	(1,176,845)	(335,459)	(595,828)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash paid on acquisition of Atzek Mineral SA de CV	(49,654)	-	(49,654)
Mineral property acquisition costs	(250,000)	(100,000)	(150,000)
Purchase of property and equipment	(6,107)	(283)	(2,481)
Redemption (purchase) of short term investments	-	40,268	(40,268)
Proceeds (payments to) from loan receivable	(20,000)	100,000	60,000

NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES	(325,761)	39,985	(182,403)

CASH FLOW FROM FINANCING ACTIVITIES
Due to (from) related parties	253,706	201,259	56,567
Proceeds from promissory notes	6,783	6,783	-
Share subscriptions received	24,309	24,309	-
Proceeds from issuance of common stock, net	1,201,000	-	48,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,485,798	232,351	105,317

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,818	3,227	16,952

INCREASE (DECREASE) IN CASH	3,010	(59,896)	(655,962)

CASH - BEGINNING OF YEAR	-	62,906	718,868

CASH – END OF YEAR	$3,010	$3,010	$62,906

Non-cash Investing and Financing Activities:
Amount owing for acquisition on Incas Mineral S.A.	-	-	-
Shares issued to acquire Atzek Mineral SA de CV	864,000	-	864,000
Shares issued for mineral property acquisition costs	435,950	-	432,000

Supplemental Disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

						Accumulated	Deficit
						Other	Accumulated
	Common Stock		Additional	Share		Comprehensive	During the
	Shares	Par Value	Paid-In Ca pital	Subscriptions Received	Donated Capital	Income (Loss)	Exploration Stage	Total

Balance – September 21, 2005 (Date of Inception)	-	$-	$-	$-	$-	$-	$-	$-

Common stock issued for mineral property at $0.001/share	23,700,000	23,700	(19,750)					3,950

Common stock issued for cash at $0.02/share	16,065,000	16,065	37,485	-	-	-	-	53,550

Donated services and expenses	-	-	-	-	750	-	-	750

Net loss for the period				-			(10,225)	(10,225)

Balance – October 31, 2005	39,765,000	39,765	17,735	-	750	-	(10,225)	48,025

Donated services and expenses	-	-	-	-	9,000	-	-	9,000

Net loss for the year	-	-	-	-	-	-	(30,581)	(30,581)

Balance – October 31, 2006	39,765,000	39,765	17,735	-	9,750	-	(40,806)	26,444

Common stock issued for cash at $0.17/share, net of issuance cost of $1,300	600,000	600	98,100	-	-	-	-	98,700

Common stock issued for cash at $0.40/share	1,000,000	1,000	399,000	-	-	-	-	400,000

Common stock issued for cash at $0.5/share	1,200,000	1,200	598,800	-	-	-	-	600,000

Donated services and expenses	-	-	-	-	5,250	-	-	5,250

Foreign exchange currency translation	-	-	-	-	-	(361)	-	(361)

Net loss for the year	-	-	-	-	-	-	(231,995)	(231,995)

Balance – October 31, 2007	42,565,000	42,565	1,113,635	-	15,000	(361)	(272,801)	898,038

Common stock issued for cash at $0.15/share	333,333	333	49,667	-	-	-	-	50,000

Common stock issued for acquisition and subsidiary	16,000,000	16,000	848,000	-	-	-	-	864,000

Common stock issued for mineral option	8,000,000	8,000	424,000	-	-	-	-	432,000

Donated services and expenses	-	-	-	-	2,250	-	-	2,250

Foreign exchange currency translation	-	-	-	-	-	18,201	-	18,201

Share issuance costs	-	-	(1,250)	-	-	-	-	(1,250)

Net loss for the year	-	-	-	-	-	-	(2,121,391)	(2,121,391)

Balance – October 31, 2008	66,898,333	66,898	2,434,052	-	17,250	17,840	(2,394,192)	141,848

Share subscriptions received	-	-	-	24,309	-	-	-	24,309

Foreign exchange currency translation	-	-	-	-	-	3,227	-	3,227

Net loss for the year	-	-	-	-	-	-	(378,790)	(378,790)

Balance – October 31, 2009	66,898,333	$66,898	$2,434,052	$24,309	$17,250	$21,067	$(2,772,982)	$(209,406)

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Years Ended October 31, 2009 and 2008
(Expressed in U.S. dollars)

NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Soltera Mining Corp. (the “Company”) was incorporated in the State of Nevada on September 21, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2009, the Company has a working capital deficit of $315,695 and has accumulated losses of $2,772,982 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Consolidated Financial Statements and Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements represent the consolidation of the Company with its Argentinean wholly-owned subsidiary, Incas Mineral, S.A. (“Incas”) and its Mexican wholly-owned subsidiary, Aztek Mineral SA de CV (“Aztek”). All intercompany transactions have been eliminated. The Company’s fiscal year end is October 31.

b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of mineral property acquisition costs, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2009, there were no dilutive securities. As of October 31, 2008, there were 1,100,000 dilutive securities.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Years Ended October 31, 2009 and 2008
(Expressed in U.S. dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)	Comprehensive Loss
 ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at October 31, 2009 and 2008, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

e)	Cash and Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on September 21, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)	Property and Equipment

Property and equipment are recorded at cost. Amortization is recorded over the useful lives on a straight-line basis over 3 to 10 years as follows:

Automobile	4 years
Computer equipment	3 years
Furniture and fixtures	10 years
Machinery and equipment	5 years
Tools and Small	3 years

h)	Long-lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)	Asset Retirement Obligations

The Company follows the provisions of ASC 440, "Asset Retirement and Environmental Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as of October 31, 2009 and 2008.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Years Ended October 31, 2009 and 2008
(Expressed in U.S. dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Financial Instruments

Financial instruments, which include cash, loan receivable, accounts payable, amounts due to related parties and notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Mexico, Canada, and Argentina, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes and measures tax positions taken or expected to be taken in its tax return based on their technical merit and assesses the likelihood that the positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. Interest and penalties on tax liabilities, if any, would be recorded in operating expenses.

l)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Payments” and ASC 505, “Equity Based Payments to Non-Employees,” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

m)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 “Foreign Currency Translation Matters”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the wholly-owned subsidiary, Incas, is the Argentine Peso and of Atzek, is the Mexican Peso. The financial statements of the subsidiaries are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Years Ended October 31, 2009 and 2008
(Expressed in U.S. dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under Statement of Financial Accounting Standards, or ASC 320 “Investments - Debt and Equity Securities.” The Company follows the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. As at October 31, 2009, the Company disposed of its marketable securities which consisted of term deposits for periods longer than three months and are classified as held-to-maturity.

o)  Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

p)	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820 “Fair Value Measures and Disclosures”.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This guidance requires expanded disclosures only, and did not have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. RESTRICTED MARKETABLE SECURITIES

As at October 31, 2008, the Company held a term deposit in the amount of $40,250, bearing interest of 1.50% per annum scheduled to mature on October 19, 2009. The Company early redeemed the term deposit in March 2009. During the year ended October 31, 2009, the Company recorded $nil (2008: $1,520) of interest income. The Company used the term deposit as collateral for two corporate credit cards with a total limit of $35,000.

4. ACQUISITION OF INCAS

On July 24, 2007, the Company entered into a Stock Acquisition Agreement to acquire all of the issued and outstanding shares of Incas for consideration of $1,500. Pursuant to this agreement, the Company entered into a Management Agreement with the President and CEO of the Company to provide management services in consideration of $8,500 per month. In addition, the Company agreed to issue 10% of the then issued and outstanding shares to the President of the Company upon the Company: (1) receiving a bankable feasibility study on any group of mineral properties the Company has an interest in and which the President of the Company is responsible for bringing to the Company; and (2) selling any such properties before a bankable feasibility study is completed, provided that the President does not own more than 65% of the then issued and outstanding shares of the Company. This acquisition has been accounted for using the purchase method of accounting. The purchase price of $1,500 was allocated entirely to mineral property costs as the net book value of Incas is nil.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Years Ended October 31, 2009 and 2008
(Expressed in U.S. dollars)

5. DISCONTINUED OPERATIONS - ATZEK

On February 29, 2008, pursuant to a stock acquisition agreement, the Company acquired all of the issued and outstanding common shares of Atzek, for consideration of $50,000 and 16,000,000 shares of the Company’s common stock. In accordance with SFAS No. 141, “Business Combinations”, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess purchase price over those fair values is recorded as mineral property costs. At July 31, 2008, the Company had not yet determined whether there were any proven reserves on the property. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on an independent valuation analysis using estimates and assumptions provided by management, and other information compiled by management.

The purchase price was allocated to the following assets and liabilities:

Cash	$346
Prepaid expenses	6,147
Other accounts receivable	1,030
Property and equipment	4,468
Mineral properties	902,013
Accrued liabilities	(4)

Paid by $50,000 and issuance of 16,000,000 shares of common stock	$914,000

As at October 31, 2009, the Company has suspended all operations in Atzek, and has listed Atzek for sale. All assets, liabilities and expenses incurred by Atzek have been classified on the balance sheet and income statement under discontinued operations.

Subsequent to year end on December 23, 2009, the Company disposed of its interest in Atzek for nil proceeds.

6.         JOINT VENTURE

On October 17, 2008, the Company formed a joint venture company named the Albanian Mines Company sh.a. with two Albanian companies to tender for the rights to mineral properties in Albania. The Company has a 25% interest in the joint venture company which is accounted for under the equity method of accounting. As at October 31, 2009, the joint venture has not incurred any costs.

7.         PROPERTY AND EQUIPMENT
	October 31,	October 31,
	2009	2008

Automobile	$71	$71
Computer equipment	1,060	1,060
Furniture and equipment	2,650	2,664
Machinery and equipment	104	-
Tools and Small	193	-

	4,078	3,795

Less accumulated depreciation and amortization	(810)	(733)

	$3,268	$3,062

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Years Ended October 31, 2009 and 2008
(Expressed in U.S. dollars)

8.         LOAN RECEIVABLE

On July 31, 2007, in conjunction with the mineral property exploration and option agreement as described in Note 9(b), the Company entered into a loan agreement (the “Agreement”) with the vendor in exchange for cash proceeds of $180,000. Under the terms of the Agreement, the proceeds were used to acquire equipment exploration and exploitation of the alluvial part of the optioned mineral claims held by the Company’s wholly owned subsidiary, Incas. The amount is unsecured, non-interest bearing, and was due on May 1, 2009. Commencing December 1, 2007, the Company was to receive monthly repayments of $10,000 until full repayment of the loan. As of October 31, 2009, the Company has received $160,000, of which $150,000 has been applied against options payments due to the vendor.

The remaining $20,000 has been applied against option payments due to the vendor in 2010.

9.          MINERAL PROPERTIES

a)
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

Additional terms of the agreement were:  (1) Within 12 months of signing the option agreement, Incas will conduct a geological and mining inspection and audit of the mineral claim; (2) Within 36 months of signing the option agreement, Incas will make an investment of $1,000,000 in the exploration of the mineral claim; (3) From June 30, 2011 until the mineral claim is put into production, Incas will pay the vendor $100,000 bi-annually, with the first payment due on June 30, 2011.

As of October 31, 2009, the Company’s rights to explore the claim were under dispute. As a result, the Company has suspended all required payments and exploration activity on the claim until the dispute has been resolved.

b)
On July 6, 2007, the Company’s wholly owned subsidiary, Incas, entered into a mineral property exploration and option agreement, which was amended on December 30, 2008, whereby Incas has the exclusive right to explore five minerals claims in Argentina with an option to acquire a 100% interest in the mineral claims in Argentina (the “El Torno Project”), upon fulfilling the conditions set forth:

(1)	Incas is obliged to submit to the vendor a quarterly report with technical data and detailed expenses on the mineral claim;

(2)	Incas will pay to the vendor a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim;

(3)	upon completion of the option payments, Incas will pay the vendor $3,500,000, less any payments made by Incas during the option period;

(4)	Incas will also pay the vendor the following payments:

1.	$50,000 on or before June 30, 2008 (Paid)

2.	$100,000 on or before June 30, 2009 (Paid)

3.	$200,000 on or before June 30, 2010

4.	$150,000 every six months with the first payment due on or before June 30, 2011

(5)	Incas will make an investment of $1,000,000 in exploration of the El Torno Project on or before July 6, 2009, which was subsequently extended to December 31, 2011.

9.          MINERAL PROPERTIES (continued)

c)
On September 25, 2007, the Company’s wholly owned subsidiary, Atzek, entered into an option agreement to acquire three mineral claims in Mexico covering a total of 1,030 hectares (approximately 2,545 acres) (the “Cananea Claims”). Atzek has the exclusive right to explore the Cananea Claims with an option to acquire a 100% interest in the Cananea Claims upon fulfilling the following conditions:

(1)
During the term of the option, Atzek was obliged to submit to the registered owners a report with technical data and detailed expenses on the Cananea Claims within 30 days after the end of each quarter.

(2)
After commencement of production on the mineral claim, Atzek was to pay the registered owners a total of $10,000,000 (the “Option Price”), less any payments made by Atzek during the option period. Atzek could choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$1,000,000 every six months plus a penalty payment of $1,000,000 until the Option Price is paid in full.

iii.	Alternatively, if Atzek chose, it could make the following payments of the Option Price:

1.	$50,000 (paid) on or before March 12, 2008.

2.	$100,000 on or before March 12, 2009. (unpaid)

3.	$200,000 on or before March 12, 2010.

4.	$400,000 on or before March 12, 2011.

5.	$9,250,000 on or before March 12, 2012.

(3)	Within 12 months of signing the Real de Cananea Option Agreement, the Company conducted a geological and mining inspection and audit of the Cananea Claims.

On July 2, 2009, Atzek relinquished its exploration options on the Cananea Claims.

d)
On September 26, 2007, the Company’s wholly owned subsidiary, Atzek, entered into an option agreement to acquire four mineral claims in Mexico covering 150 hectares (the “Colorada Claims”). Atzek had the exclusive right to explore the Colorada Claims with an option to acquire a 100% interest in the Colorada Claims upon fulfilling the following conditions:

(1)
During the term of the option, Atzek was obliged to submit to the registered owners a report with technical data and detailed expenses on the Colorada Claims within 30 days after the end of each quarter

(2)
After commencement of production on the Colorada Claims, Atzek will pay the registered owners $5,000,000 (the “Total Price”), less any payments made by the Company during the option period. The Company can choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$500,000 every six months plus a penalty of $500,000 until the Total Price is paid in full.

iii.	Alternatively, if the Company chooses, it can make the following payments of the Option Price:

1.	$50,000 (paid) on or before March 12, 2008.

2.	$100,000 on or before March 12, 2009. (unpaid)

3.	$200,000 on or before March 12, 2010.

4.	$400,000 on or before March 12, 2011.

5.	$9,250,000 on or before March 12, 2012.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Years Ended October 31, 2009 and 2008
(Expressed in U.S. dollars)

9.          MINERAL PROPERTIES (continued)

During the life of any mine on the Colorada Claims, the registered owners will be entitled to receive a 2% net return royalty, which may be bought out by Atzek at any time for $2,000,000.

On July 2, 2009, the Company relinquished its exploration options on the Colorada Claims.

e)
On February 29, 2008, the Company entered into an assignment agreement with the President of the Company to assign all of his interest in an option agreement to acquire 100% of the Eureka project, Argentina, from the title owner, Senor Antonio Guilianotti (“Guilianotti”), for various rental payments and work commitments. On March 5, 2008, pursuant to the terms and conditions of the assignment agreement, the Company issued 8,000,000 shares of common stock to the President and assumed all the rights and obligations of the assignment agreement. The Company and Guilianotti then signed a joint venture agreement with TNR Gold Corp. (“TNR”), a Canadian mining public company in which TNR could acquire a 75% interest in the property by spending a total of $3,000,000 in exploration and option payments before April 20, 2010. The three parties amended the joint venture agreement whereas TNR will pay rental of US$5,000 per month until December 2009 and cover any expenses required to keep the property in good standing. In December 2009, TNR exited the joint venture.

Subsequent to year end on February 8, 2010, the Company entered into an exploration contract with an option to purchase with the title owner, Senor Antonio Guilianotti (“Guilianotti”), to acquire the remaining mineral claims in the Eureka project upon fulfilling the following conditions:

1)	The Company was to pay the registered owners a total of $1,500,000 (the “Total Price”) as follows:

1.	$30,000 on or before February 8, 2010

2.	$70,000 on or before February 8, 2010

3.	$50,000 on or before March 20, 2010

4.	$1,350,000 on or before July 30, 2010

During the life of any mine on the Eureka project, the registered owners will be entitled to receive a 1% net smelter return royalty, which may be purchased out by the Company for $1,000,000 anytime after the start of production.

Subsequent to year end on July 28, 2010, the Company abandoned all of its interest in the Eureka project.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Years Ended October 31, 2009 and 2008
(Expressed in U.S. dollars)

10.          RELATED PARTY TRANSACTIONS AND BALANCES

a)
On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. During the year ended October 31, 2009, the Company recorded $102,000 (2008 - $102,000) of management services provided by the President of the Company.

b)
As at October 31, 2009, the Company owes $177,706 (2008 - $52,447) to the President of the Company which consists of expenses of $50,206 paid on behalf of the Company and management fees of $127,500 owing to the President for services rendered. The amount owing is unsecured, non-interest bearing and due on demand.

c)	During the year ended October 31, 2009, the Company recognized a total of $NIL (2008 - $2,250) for donated rent for office space provided by the former Chief Financial Officer of the Company.

d)
As at October 31, 2009, the Company owes $76,000 (2008 - $28,000) to the CFO of the Company which consists of $76,000 of management fees pursuant to an agreement entered into on November 18, 2009. The amount owing is unsecured, non-interest bearing and due on demand.

e)	During the year ended October 31, 2009, the Company paid $7,259 (2008 - $nil) in rent to the President of the Company.

11.          NOTES PAYABLE

During the year ended October 31, 2009, the Company received a loan of $6,783 from a shareholder of the Company. The amount is unsecured, non-interest bearing and is due on demand.

12.          COMMON STOCK

a)
During the year ended October 31, 2009, the Company received $24,309 in subscriptions for shares to be issued subsequent to the year-end. The Company issued shares related to these subscriptions received on June 8, 2010.

b)	On October 10, 2008, the Company issued 333,333 shares of common stock at $0.15 per share for proceeds of $50,000. The Company incurred $1,250 of share issuance costs.

c)	On April 15, 2008, the Company increased its authorized capital from 75,000,000 shares to 200,000,000 shares of common stock.

d)
On February 29, 2008, the Company issued 16,000,000 common shares at a fair value of $864,000 pursuant to a stock acquisition agreement entered with the President of the Company to acquire 100% of the common shares of Atzek Mineral SA de CV.

e)
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

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Years Ended October 31, 2009 and 2008
(Expressed in U.S. dollars)

13.           SHARE PURCHASE WARRANTS

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
	Number of	average
	Warrants	exercise
	Issued	price
		$
Balance – October 31, 2008	1,100,000	0.66
Expired	(1,100,000)	(0.66)

Balance – October 31, 2009	-	-

As at October 31, 2009, the Company has no share purchase warrants outstanding.

14.          COMMITMENTS

a)
On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. In addition, the Company committed to issuing 10% of the issued and outstanding common shares of the Company once the Company: (i) receives a bankable feasibility study on any group of mineral properties which the President of the Company is responsible for bringing to the Company; and (ii) sells any such properties before a bankable feasibility study is completed, provided that the President of the Company does not own more than 65% of the issued and outstanding common shares of the Company at any time. As at October 31, 2009, the Company has not issued any common shares to the President of the Company with respect to the management agreement.

b)	On February 3, 2008, the Company entered into a Camp Leasing Agreement for a mining camp, for a two year term expiring on February 2, 2010, at $10,000 per year.

15.         INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2009 $	October 31, 2008 $

Income tax recovery at statutory rate	132,577	742,487

Donated services	-	(788)

Stock-based compensation	-	(151,200)

Provision for loan receivable	-	(7,675)

Valuation allowance change	(132,577)	(582,824)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at October 31, 2009 and 2008 are as follows:
	October 31, 2009 $	October 31, 2008 $

Net operating loss carryforward	804,258	671,672

Valuation allowance	(804,258)	(671,672)

Net deferred income tax asset	–	–

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Years Ended October 31, 2009 and 2008
(Expressed in U.S. dollars)

15.           INCOME TAXES (continued)

The Company’s deferred income taxes reflect the net effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company has a net operating loss carryforward of $2,297,852 (2008 - $1,919,062) available to offset taxable income in future years which commence expiring in fiscal 2025.

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Soltera’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Soltera’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Soltera’s management concluded, as of the end of the period covered by this report, that Soltera’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure.  In particular, Soltera failed to complete and file its annual report and subsequent quarterly reports in a timely manner, and has identified material weaknesses in internal control over financial reporting, as discussed below.

In May 2009, management implemented the following remediation procedures, which were intended to remediate the causes of Soltera’s disclosure procedures and controls ineffectiveness:

●	adopted a Disclosure Committee Charter (see Exhibit 99.1 for more details)
●	appointed Soltera’s officers and directors to the Disclosure Committee
●	adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements

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

Page - 41

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Soltera’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Soltera’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Soltera’s Chief Financial Officer in connection with the audit of its financial statements as of October 31, 2009 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of October 31, 2009, Soltera’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on Soltera’s financial results.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Soltera’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

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

Page - 42

Changes in Internal Controls

There were no changes in Soltera’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal year ended October 31,2 009 that materially affected, or are reasonably likely to materially affect, Soltera’s internal control over financial reporting.

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

The Directors and Officers of Soltera are as follow:

Name	Age	Positions Held and Tenure
Fabio Montanari	56	President, Chief Executive Officer, Principal Executive Officer, and Director since July 24, 2007 Chief Financial Officer, Treasurer, and Corporate Secretary since November 1, 2009
Kevan Lynton Ashworth	76	Director since April 16, 2008
Dr. Stefano Capaccioli	42	Director since August 27, 2010
Alessandro Murroni	46	Director since April 24, 2012
Arnaldo Massini	71	Director since April 24, 2012

The Directors named above will serve until the next annual meeting of the stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Fabio Montanari ●  Mr. Montanari (56 years old) has been a director and officer of Soltera since July 2007.  Mr. Montanari has been a geologist since 1985.  Mr. Montanari received his Doctor Degree in Geology in 1985 from the University of Ferrara (Italy). Mr. Montanari is the president of two private Argentinean mining companies, Eureka Mining & Exploration S.A. and Puna Minerals S.A., which in turn are both owned by Bezant Resources (30%), an AIM and ASX listed company, and by Anglo Tanzania plc (70%), a subsidiary of Bezant Resources.

Kevan Lynton Ashworth ●  Dr. Ashworth (76) has been a director of Soltera since April 2008.  During the past five years, Dr. Ashworth has been a consultant for mineral exploration and mining companies.  Dr. Ashworth does not hold a directorship in any other reporting company with the exception of Hollingsworth Minerals Inc. (iron, Canada) and Guardia plc (finance, UK).

Dr. Stefano Capaccioli ●  Dr. Capaccioli (42) has been a director of Soltera since August 2010.  During the past five years, Dr. Capaccioli has been an independent consultant.  Dr. Capaccioli is a chartered accountant and auditor who is the founder and Chief Executive Officer of Studio Capaccioli, a company of chartered accountants, tax consultants, accounting and business consultants based in Arezzo, Italy.  Dr. Capaccioli is a Board Member of several private companies and is a director responsible for tax and legal issues for the Goldlake Group.  Dr. Capaccioli joined the Goldlake Group in 2003 and contributed to the founding of their companies in both the UK and Central America.

Alessandro Murroni ●  Mr. Murroni (46) has been a director of Soltera since April 2012.  During the past five years, Mr. Murroni has been the Managing Director of the Goldlake-owned Five Star Mining S.A. de C.V. and Eurocantera S.A. de C.V., both Honduran mining companies.  Mr. Murroni received his mining degree at the G. Asproni Technical Mining Institute in Iglesias, Italy.

Page - 43

Arnaldo Massini ●  Mr. Massini (71) has been a director of Soltera since April 2012.  During the past five years, Mr. Massini has been an Italian Chartered Auditor of Accounts and has been a Goldlake Director.  Mr. Massini joined the Goldlake Group in 2003 and contributed to the founding of their companies in both the UK and Central America.  Mr. Massini is currently CFO and Vice President of the Goldlake Group.  Mr. Massini is also the Chairman of Goldlake-owned Five Star Mining SA de CV, Vice President of Eurocantera SA de CV, and CEO of Terra di Nocera Umbra Srl.

(b)           Identify Significant Employees

Soltera has no significant employees other than the directors and officers of Soltera.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Soltera to become directors or executive officers.

(d)           Involvement in Certain Legal Proceedings

Except for the proceeding disclosed below, during the past ten years, none of Soltera’s directors or officers has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●
found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

●
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation; or
●
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member;

Dr. Stefano Capaccioli

Dr. Stefano Capaccioli previously served on the Boards of Statutory Auditors of two companies incorporated in Italy, Sirio Ecologica S.p.A. and Compagnia per l’Ambiente S.r.l., that in June 2009 were both declared bankrupt by the Tribunal of Perugia (Italy).  In January 2011 Dr. Capaccioli was charged with criminal fraudulent bankruptcy in connection with actions taken by him as auditor of these two companies.  However, in February 2011 the Tribunal of Perugia issued a judgment finding no existence of proof of Dr. Capaccioli’s culpability and releasing him from the pretrial custody.  Although the criminal investigations are still ongoing, at present there is no outstanding order, judgment or decree limiting Dr. Capaccioli from engaging in any business practice or securities matter.  In January 2012 the bankruptcy trustees of the two companies filed a civil action against Dr. Capaccioli, among others, seeking damages for actions taken by him as an auditor.

Page - 44

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

(h)           Identification of Audit Committee

Soltera does not have a separately-designated standing audit committee.  Rather, Soltera’s entire board of directors performs the required functions of an audit committee.  Currently, Fabio Montanari, Kevan Ashworth, Stefano Capaccioli, Arnaldo Massini, and Alessandro Murroni are the members of Soltera’s audit committee, but do not meet Soltera’s independent requirements for an audit committee member.  See Item 12. (c) Director independence below for more information on independence.

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

As of October 31, 2009, Soltera did not have a written audit committee charter or similar document.

(i)           Code of Ethics

Soltera has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Soltera undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Fabio Montanari at (303) 800-5752 to request a copy of Soltera’s financial code of ethics.  Management believes Soltera’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

Soltera has paid $178,000 in compensation to its named executive officers during its fiscal year ended October 31, 2009.

Page - 45

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Fabio Montanari CEO July 2007 - present CFO Nov 2009 – present	2007 2008 2009	38,250 76,500 102,000[1]	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	38,250 76,500 102,000
Kevan Ashworth Director April 2008 - present	2007 2008 2009	n/a nil 76,000 [1]	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil 76,000
Nadwynn Sing CEO Sept 2005–July 2007 CFO Sept 2005 – Oct 2009	2007 2008 2009	18,000 35,330 nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	1,500 17,500 nil	19,500 52,830 nil
[1]  This compensation has been accrued rather than paid and is due and owing to the named executive officer.

Since Soltera’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Soltera and any of its directors whereby such directors are compensated for any services provided as directors, with the exception of the following:

Following a Board Resolution of February 18, 2010 Dr. Kevan L. Ashworth will be paid US$4,000.00 per month since April 2008 and the salary of Dr. Montanari and Dr. Ashworth can be paid at the choice also partial of any of them in shares at the market price of 5 cents that was that of the last month.  Following a resolution of the November 21, 2012 the Directors decided to postpone part of the payment of its salaries of US$ 4,000.00 each, excluding that of the President, while the company gets in good standing and fully compliant with SEC.  Once Soltera is in good standing and fully compliant with its SEC filings and all the information concerning financials and technical issue will be fully released, any Director will decide if the payment of due salary will be in total or in part in shares at the market share price of the mean of the last month after the full release.

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

On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month.  During the year ended October 31, 2008, the Company recorded $76,500 of management services provided by the President of the Company. To date the president has covered a portion of the expenses of Soltera for travel and other costs in Argentina (approximately $49,000).  If and when Soltera raises the needed funds, the president will be reimbursed for these expenses.

Also, pursuant to the terms and conditions of a management agreement, Soltera retained the continued services of Nadwynn Sing for a term of 12 months beginning August 1, 2007 and expiring on July 31, 2008.  Mr. Sing provided his services as the chief financial officer of Soltera and his business management expertise to Soltera in connection with its business activities.

Page - 46

Pursuant to the terms and conditions of this agreement Soltera paid Mr. Sing US$3,500 per month for providing such services and reimbursed Mr. Sing for any reasonable out-of-pocket expenses that he incurred in fulfilling the terms of this agreement, including reimbursement for office rent in the amount of US$500 per month.  The agreement expired on July 31, 2008.  See Exhibit 10.11 – Management Agreement for more details.  During the subsequent three months following the expiration of the agreement, Soltera paid management fees in the aggregate of $13,000 to Mr. Sing.

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy, 09121	31,300,000 [3]	32.2%
common stock	Goldlake Italia S.p.A. Via de’ Cenci 15 Arezzo, Italy, 52100	45,000,000 [4]	38.8% [4]

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 97,167,927 shares of common stock issued and outstanding as of March 15, 2013.
[3] Excludes the beneficial interest of 3,400,000 shares of common stock, which are in the process of being transferred.
[4] Includes the 18,666,546 warrants assumed to be exercised for the purpose of this calculation.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy, 09121	31,300,000 [3]	32.2%
common stock	Kevan Ashworth The Cottage Bullbeggars Lane Woking, United Kingdom, GU21 4SQ	7,000,000 [4]	7.2%
common stock	Dr. Stefano Capaccioli 2/2, via Cenne della Chitarra Arezzo (AR), Italy I52100	0 [5]	0%
common stock	Alessandro Murroni Lomas del Guijarro Paseo Liquidamber Casa Carissa 13 Tegucigalpa, Honduras CA	0	0%
common stock	Arnaldo Massini Via Verdi Giuseppe 72 Gubbio (PG, Italy 06024	0 [6]	0%
common stock	Directors and Executive Officers (as a group)	38,300,000	39.4%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 97,167,927 shares of common stock issued and outstanding as of March, 15, 2013.
[3] Excludes the beneficial interest of 3,400,000 shares of common stock, which are in the process of being transferred.
[4] Includes the beneficial interest of 3,000,000 shares of common stock, which are in the process of being transferred.

[5] Dr. Capaccioli and his spouse have a 6.396% indirect interest in Goldlake Italia S.p.A. but do not have any beneficial ownership or control over the voting or sale of Goldlake’s shares in Soltera, with the exception that Dr. Capaccioli is one member of a seven member board of directors of Goldlake.

[6] Mr. Massini has a 9.853% interest in Goldlake Italia S.p.A. but does not have any beneficial ownership or control over the voting or sale of Goldlake’s shares in Soltera, with the exception that Mr. Massini is one member of a seven member board of directors of Goldlake.

Page - 47

(c)           Changes in Control

Management is not aware of any arrangement that may result in a change in control of Soltera as of the date of this report.

However, currently, Goldlake Italia S.p.A., the largest shareholder of Soltera, owns 26,333,454 shares, which represents 27.1 % of the issued and outstanding shares of common stock in the capital of Soltera.  If Goldlake exercises all of its 18,666,546 warrants, and assuming no other shares are issued, then Goldlake’s beneficial ownership would increase to 38.8% of the issued and outstanding shares of common stock in the capital of Soltera at that time.

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

2.     Financing Agreement

On June 9, 2010 Soltera entered into an agreement with Goldlake Italia S.p.A. (the “Financing Agreement”) with the intention and objective of both parties to co-operate in the re-start of the alluvial exploitation operation and the subsequent completion of the exploration and resources definition plan for Soltera’s El Torno Project.  Pursuant to the terms of the Financing Agreement, Goldlake has agreed to provide $1.5 million in financing to Soltera for the following purposes:

a)	to maintain the property licence option (US$200,000);
b)	to restructure Soltera’s corporate finance (US$400,000);
c)	to re-start the alluvial gold production on Soltera’ El Torno Project (US$600,000); and
d)	to undertake initial test work on the major gold targets on the El Torno Project (US$300,000).

As of the date of this annual report, Soltera has received from Goldlake an aggregate $3,200,018 of the financing, including the proceeds from the exercise of warrants.  See Exhibit 10.22 – Financing Agreement for more details.

(b)           Promoters and control persons

During the past five fiscal years, Fabio Montanari has been the sole promoter of Soltera’s business, but Mr. Montanari has not received anything of value from Soltera nor is any person entitled to receive anything of value from Soltera for services provided as a promoter of the business of Soltera.

Page - 48

(c)           List of subsidiaries

The following is a list of subsidiaries of Soltera and the percentage of voting securities owned by Soltera in each subsidiary:

Subsidiary	Voting Percentage
Incas Mineral S.A.	100%

(d)           Director independence

Soltera’s board of directors currently consists of Fabio Montanari, Kevan Ashworth, Dr. Stefano Capaccioli, Alessandro Murroni, and Arnaldo Massini.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Soltera’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Soltera or any other individual having a relationship which, in the opinion of Soltera’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Soltera in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Soltera’s stock will not preclude a director from being independent.

In applying this definition, Soltera’s board of directors has determined that only Dr. Ashworth qualifies as an “independent director” pursuant to the same Rule.

As of the date of the report, Soltera did not maintain a separately designated compensation or nominating committee.
Soltera has also adopted this definition for the independence of the members of its audit committee.  Fabio Montanari, Kevan Ashworth, Dr. Stefano Capaccioli, Alessandro Murroni, and Arnaldo Massini serve on Soltera’s audit committee.  Soltera’s board of directors has determined that only Dr. Ashworth is “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Soltera’s audit of consolidated annual financial statements and for review of financial statements included in Soltera’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009 - $18,735 – Manning Elliott LLP – Chartered Accountants
2008 - $41,105 – Manning Elliott LLP – Chartered Accountants

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
2008 - $2,310 – Manning Elliott LLP – Chartered Accountants

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

Page - 49

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
Filed
10.19
Assignment Agreement dated March 29, 2010 among Fabio Montanari, Incas Mineral, S.A., and Soltera Mining Corp., filed as an Exhibit to Soltera’s Form 8-K (Current Report) on April 6, 2010 and incorporated herein by reference.
Filed
10.20
Joint-Venture or Joint Enterprise Agreement dated February 8, 2010 between Antonio Augustin Giulianotti and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on April 6, 2010 and incorporated herein by reference.
Filed
10.21
Exploration Contract with an Option to Purchase dated February 8, 2010 between Antonio Augustin Giulianotti and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on April 6, 2010 and incorporated herein by reference.
Filed
10.22
Financing Agreement dated June 9, 2010 between Soltera Mining Corp. and Goldlake Italia S.p.A., filed as an Exhibit to Soltera’s Form 8-K (Current Report) on June 18, 2010 and incorporated herein by reference.
Filed
14	Code of Ethics, filed as an Exhibit to Soltera’s Form 10-QSB (Quarterly Report) on September 18, 2007 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Soltera’s Form 10-K (Annual Report) on August 28, 2009 and incorporated herein by reference.	Filed

Page - 50

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

Dated: March 15, 2013	By:	/s/ Fabio Montanari
	Name:	Fabio Montanari
	Title:	Director, CEO, and CFO
(Principal Executive Officer and Principal Financial Officer)

Page - 51

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Soltera Mining Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Fabio Montanari
President, Chief Executive Officer,
Principal Executive Officer,
Chief Financial Officer, Treasurer,
Corporate Secretary, Principal Financial Officer, Principal Accounting Officer, and
Member of the Board of Directors
March 15, 2013
/s/ Dr. Kevan Ashworth	Member of the Board of Directors	March 15, 2013
/s/ Dr. Stefano Capaccioli	Member of the Board of Directors	March 15, 2013
/s/ Alessandro Murroni	Member of the Board of Directors	March 15, 2013
/s/ Arnaldo Massini	Member of the Board of Directors	March 15, 2013

Page - 52

Exhibit 31

Page - 53

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Fabio Montanari, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending October 31, 2009 of Soltera Mining Corp.;

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

March 15, 2013

/s/ Fabio Montanari

Fabio Montanari
Chief Executive Officer

Page - 54

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Fabio Montanari, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending October 31, 2009 of Soltera Mining Corp.;

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

March 15, 2013

/s/ Fabio Montanari

Fabio Montanari
Chief Financial Officer

Page - 55

Exhibit 32

Page - 56

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Soltera Mining Corp. (the “Company”) on Form 10-K for the period ending October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Fabio Montanari, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Fabio Montanari

Fabio Montanari

Chief Executive Officer
March 15, 2013

Page - 57

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Soltera Mining Corp. (the “Company”) on Form 10-K for the period ending October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Fabio Montanari, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Fabio Montanari

Fabio Montanari
Chief Financial Officer
March 15, 2013

Page - 58