Form 10-K
period 2010-10-31
Soltera Mining Corp.
filed 2013-04-29
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                    For the fiscal year ended                               October 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 25, 2013
common stock - $0.001 par value	98,167,597

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended October 31, 2010, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

i.
On or before December 30, 2010, Incas was required to make an investment of $1 million in the exploration of the El Torno Project.  Upon consent from Giulianotti, the investment was deferred and has been completed as of the date of this report.

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

Atzek was a majority-owned subsidiary of Soltera with Soltera the beneficial owner of 99.9% of the issued and outstanding shares of Atzek.  The one other share issued was held by Incas Mineral S.A. the Argentinean subsidiary of Soltera.   During the year ended October 31, 2010, Mr. Montanari was no longer a manager of Atzek.

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

Page - 10

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

Page - 11

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

Page - 12

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Soltera’s common stock was quoted on the NASD OTC Bulletin Board under the symbol “AMXC” from May 23, 2006 to May 30, 2007, and is now quoted under the symbol “SLTA” on the NASD OTC Pink Sheets.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended April 24, 2013.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
April 24, 2013	$0.185	$0.065	Pink OTC Markets Inc.
31 January 2013	$0.165	$0.10	Pink OTC Markets Inc.
31 October 2012	$0.18	$0.06	Pink OTC Markets Inc.
31 July 2012	$0.105	$0.05	Pink OTC Markets Inc.
30 April 2012	$0.08	$0.0312	Pink OTC Markets Inc.
30 January 2012	$0.06	$0.023	Pink OTC Markets Inc.
31 October 2011	$0.085	$0.04	Pink OTC Markets Inc.
31 July 2011	$0.085	$0.0401	Pink OTC Markets Inc.
30 April 2011	$0.22	$0.04	Pink OTC Markets Inc.
30 January 2011	$0.29	$0.08	Pink OTC Markets Inc.
31 October 2010	$0.12	$0.701	Pink OTC Markets Inc.
31 July 2010	$0.26	$0.10	Pink OTC Markets Inc.
30 April 2010	$0.15	$0.05	Pink OTC Markets Inc.
31 January 2010	$0.10	$0.046	Pink OTC Markets Inc.
31 October 2009	$0.12	$0.033	Pink OTC Markets Inc.
31 July 2009	$0.09	$0.025	Pink OTC Markets Inc.
30 April 2009	$0.09	$0.04	Pink OTC Markets Inc.
30 January 2009	$0.11	$0.02	Pink OTC Markets Inc.
31 October 2008	$0.27	$0.014	Pink OTC Markets Inc.
31 July 2008	$0.40	$0.12	Pink OTC Markets Inc.
30 April 2008	$0.585	$0.37	Pink OTC Markets Inc.
31 January 2008	$0.59	$0.40	Pink Sheets LLC
31 October 2007	$0.69	$0.45	Pink Sheets LLC

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

Page - 13

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

2013 - $0.15 Warrant Exercises

On April 3, 2013, the board of directors authorized the issuance of 999,670 restricted shares of common stock for the exercise of 999,670 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant.  Soltera received from Goldlake Italia S.p.A. a completed and signed Subscription Form and funds in the amount of US$149,950.50 representing the full payment for the exercise of the warrants and the issuance of restricted shares of common stock.

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

Page - 17

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Soltera’s common stock with the exception of the 17,002,256 non-transferable share purchase warrants held by Goldlake Italia S.p.A., with each warrant convertible into one additional restricted common share at a price of US$0.15 per warrant.  2,999,430 warrants expire on June 20, 2013 and 14,002,826 warrants expire on June 30, 2013.

(d)	Penny Stock Rules

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

Page - 18

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

Page - 19

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

As at October 31, 2010, Soltera had cash of $113,636 and a working capital deficit of $346,778.  Accordingly, Soltera will require additional financing in the amount of $358,142 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Financial Condition

As at October 31, 2010, Soltera had a cash balance of $113,636.

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

Page - 20

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

Liquidity and Capital Resources

Soltera had working capital deficiency of $394,653 as of October 31, 2010, compared with a working capital deficiency of $315,695 as of October 31, 2009.

There are no assurances that Soltera will be able to achieve further sales of its shares of common stock or any other form of additional financing.  If Soltera is unable to achieve the financing necessary to continue its plan of operations, Soltera will not be able to continue its exploration of its properties and its business will fail.

Management estimates that Soltera’s current cash will not be sufficient to fully finance its operations at current and planned levels for the next 12 months.  Management intends to manage Soltera’s expenses and payments to preserve cash until Soltera is profitable, otherwise additional financing must be arranged.  Specifically, such cash management actions include donation of rent and services by Soltera’s directors and officers. To date the president has personally covered a portion of the expenses of Soltera for travel and other costs in Argentina. If and when Soltera raises the needed funds, the president will be reimbursed for these expenses.

Net Cash Used in Operating Activities

Soltera had cash of $113,636 and working capital deficiency of $394,653 at October 31, 2010.

During the fiscal year ended October 31, 2010, Soltera used $527,735 in cash for operating activities compared with $335,459 for the previous fiscal year.  This was primarily a result of an operating loss of $522,088, adjusted by $579 for amortization and an increase of $40,973 in accounts payable.

Net Cash Used In Investing Activities

Net cash used in investing activities was $185,501 for the fiscal year ended October 31, 2010 as compared with net cash provided by investing activities of $39,985 for the previous fiscal year.

Page - 21

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to $803,228 for the fiscal year ended October 31, 2010 as compared with $232,351 for the previous fiscal year, as a result of $130,782 due to related parties and $696,755 from proceeds of issuance of common stock.

Results of Operation for the Period Ended October 31, 2010

Soltera has had no operating revenues since its inception on September 21, 2005, through to October 31, 2010.  Soltera’s activities have been financed from the proceeds of share subscriptions.  Since inception, on September 21, 2005, to October 31, 2010, Soltera raised a total of $1,897,755 from private offerings of its shares of common stock.

References to the discussion below to fiscal 2010 are to Soltera’s fiscal year ended on October 31, 2010.  References to fiscal 2009 are to Soltera’s fiscal year ended October 31, 2009.

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2010 $	For the Year Ended October 31, 2010 $	For the Year Ended October 31, 2009 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Expenses

General and administrative	240,588	21,362	30,562
Professional fees	407,449	110,850	63,890
Management fees	587,428	162,000	216,180
Impairment of mineral property costs	1,534,013	150,000	-
Travel and accommodation	96,877	10,295	10,372
Exploration and mining expenses	293,838	87,905	55,213

Total Expenses	3,160,163	569,963	376,217

Other Income (Expenses)

Interest income	3,668	-	-
Provision for other receivables	(31,636)	(26,918)	-

Discontinued Operations

Loss from operations of discontinued Aztek Mineral S.A. de CV	(154,814)	(633)	(2,753)

Net Loss	(3,342,945)	(569,963)	(378,790)

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Soltera’s corporate organization, the preparation of Soltera’s financial statements and Soltera’s continuous disclosure filings with the Securities and Exchange Commission.

Mineral Property Costs

Mineral property costs incurred during fiscal 2010 were attributable to the payments made to maintain the contract agreement in good standing and to exploration costs on the El Torno Project in Argentina and on the Real de Cananea and Casita Colorada projects in Mexico.

Off-Balance Sheet Arrangements

Soltera has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at October 31, 2010.

Page - 22

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

Earnings (Loss) Per Share
Soltera computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at October 31, 2010, there were no dilutive securities.

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

October 31, 2010 and 2009

Index

Report of Independent Registered Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Cash Flows	F–4
Consolidated Statements of Stockholders’ Deficit	F–5
Notes to the Consolidated Financial Statements	F–6

Page - 24

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Soltera Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficit) for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues, has a working capital deficit at October 31, 2010 and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 25, 2013

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2010	October 31, 2009
ASSETS

Current Assets

Cash	$113,636	$3,010
Prepaid expenses	-	43
Loan Receivable (Note 8)	-	20,000

TOTAL CURRENT ASSETS	113,636	23,053

Mineral Property (Note 9)	300,000	100,000

Property and equipment (Note 7)	8,190	3,268

Discontinued operations, net assets held for sale (Note 5)	-	3,021

TOTAL ASSETS	$421,826	$129,342

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$21,054	$40,180
Accrued liabilities	95,964	35,865
Due to related parties (Note 10)	384,488	253,706
Notes payable (Note 11)	6,783	6,783
Discontinued operations, liabilities held for sale (Note 5)	-	2,214

TOTAL LIABILITIES	508,289	338,748

Contingencies and commitments (Notes 1 and 14)
Subsequent event (Note 18)

STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock, 200,000,000 shares authorized, $0.001 par value;
75,833,960 shares issued and outstanding (2009 – 66,898,333)	75,834	66,898
Additional paid-in capital	3,121,871	2,434,052
Subscriptions received	-	24,309
Donated capital	17,250	17,250
Accumulated other comprehensive income	41,527	21,067
Deficit accumulated during the exploration stage	(3,342,945)	(2,772,982)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(86,463)	(209,406)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$421,826	$129,342

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2010	For the Year Ended October 31, 2010	For the Year Ended October 31, 2009
EXPENSES

General and administrative (Note 10)	$240,558	$21,362	$30,562
Professional fees	407,449	110,850	63,890
Management fees (Note 10)	587,428	162,000	216,180
Impairment of mineral property costs	1,534,013	150,000	-
Travel accommodation	96,877	10,295	10,372
Exploration and mining expenses	293,838	87,905	55,213

Total expenses	3,160,163	542,412	376,217

OPERATING LOSS	(3,160,163)	(542,412)	(376,217)

OTHER INCOME (EXPENSES)

Interest income	3,668	-	-
Provision for other receivables	(31,636)	(26,918)	-

LOSS FROM CONTINUING OPERATIONS	(3,188,131)	(569,330)	(376,217)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Atzek Mineral SA de CV	(154,814)	(633)	(2,573)

NET LOSS	(3,342,945)	(569,963)	(378,790)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment - continuing operations	41,687	20,460	3,387
Foreign currency translation adjustment - discontinued operations	(160)	-	(160)

Total other comprehensive loss	41,527	20,460	3,227

COMPREHENSIVE LOSS	$(3,301,418)	$(549,503)	$(375,563)

Loss per share - basic and diluted - continuing operations		$(0.01)	$(0.01)
Loss per share - basic and diluted - discontinued operations		$(0.01)	$(0.01)

Total loss per share - basic and diluted		$(0.01)	$(0.01)

Weighted average shares outstanding		69,837,162	66,898,333

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2010	For the Year Ended October 31, 2010	For the Year Ended October 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(3,42,945)	$(569,963)	$(378,790)
Adjustments for non-cash items in:
Depreciation and amortization	4,146	579	1,875
Donated rent	7,750	-	-
Donated services	9,500	-	-
Impairment of mineral property costs	1,487,963	-	-
Provision of other receivables	48,847	26,918	-
Loss from disposal of Aztek Mineral SA de CV	633	633	-
Changes in operating assets and liabilities
Prepaid expenses	5,156	43	7,311
Other receivables	(45,037)	(26,918)	-
Accounts payable and accrued liabilities	119,407	40,973	34,145

NET CASH USED IN OPERATING ACTIVITIES	(1,704,580)	(527,735)	(335,459)

CASH FLOW FROM INVESTING ACTIVITIES
Net Cash paid on acquisition of Atzek Mineral SA de CV	(49,654)	-	-
Mineral property acquisition costs	(450,000)	(200,000)	(100,000)
Purchase of property and equipment	(11,608)	(5,501)	(283)
Redemption (purchase) of short term investments	-	-	40,268
Proceeds (payments to) from loan receivable	-	20,000	100,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(511,262)	(185,501)	39,985

CASH FLOW FROM FINANCING ACTIVITIES
Due to (from) related parties	384,488	130,782	201,259
Proceeds from promissory notes	6,783	-	6,783
Share subscriptions received	-	(24,309)	24,309
Proceeds from issuance of common stock, net	1,897,755	696,755	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,289,026	803,228	232,351

EFFECT OF EXCHANGE RATE CHANGES ON CASH	40,452	20,634	3,227

INCREASE (DECREASE) IN CASH	113,636	110,626	(58,896)

CASH - BEGINNING OF YEAR	-	3,010	62,906

CASH - END OF YEAR	113,636	113,636	3,010

Non-cash Investing and Financing Activities:
Shares issued to acquire Atzek Mineral SA de CV	$864,000	$-	$-
Shares issued for mineral property acquisition costs	435,950	-	-

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

						Accumulated	Deficit
						Other	Accumulated
	Common Stock		Additional Paid-In	Share Subscriptions	Donated	Comprehensive Income	During the Exploration
	Shares	Par Value	Capital	Received	Capital	(Loss)	Stage	Total

Balance – September 21, 2005 (Date of Inception)	-	$-	$-	$-	$-	$-	$-	$-

Common stock issued for mineral property at $0.001/share	23,700,000	23,700	(19,750)					3,950

Common stock issued for cash at $0.02/share	16,065,000	16,065	37,485	-	-	-	-	53,550

Donated services and expenses	-	-	-	-	750	-	-	750

Net loss for the period				-			(10,225)	(10,225)

Balance – October 31, 2005	39,765,000	39,765	17,735	-	750	-	(10,225)	48,025

Donated services and expenses	-	-	-	-	9,000	-	-	9,000

Net loss for the year	-	-	-	-	-	-	(30,581)	(30,581)

Balance – October 31, 2006	39,765,000	39,765	17,735	-	9,750	-	(40,806)	26,444

Common stock issued for cash at $0.17/share, net of issuance cost of $1,300	600,000	600	98,100	-	-	-	-	98,700

Common stock issued for cash at $0.40/share	1,000,000	1,000	399,000	-	-	-	-	400,000

Common stock issued for cash at $0.5/share	1,200,000	1,200	598,800	-	-	-	-	600,000

Donated services and expenses	-	-	-	-	5,250	-	-	5,250

Foreign exchange currency translation	-	-	-	-	-	(361	-	(361)

Net loss for the year	-	-	-	-	-	-	(231,995)	(231,995)

Balance – October 31, 2007	42,565,000	42,565	1,113,635	-	15,000	(361	(272,801)	898,038

Common stock issued for cash at $0.15/share	333,333	333	49,667	-	-	-	-	50,000

Common stock issued for acquisition and subsidiary	16,000,000	16,000	848,000	-	-	-	-	864,000

Common stock issued for mineral option	8,000,000	8,000	424,000	-	-	-	-	432,000

Donated services and expenses	-	-	-	-	2,250	-	-	2,250

Foreign exchange currency translation	-	-	-	-	-	18,201	-	18,201

Share issuance costs	-	-	(1,250)	-	-	-	-	(1,250)

Net loss for the year	-	-	-	-	-	-	(2,121,391)	(2,121,391)

Balance – October 31, 2008	66,898,333	66,898	2,434,052	-	17,250	17,840	(2,394,192)	141,848

Share subscriptions received	-	-	-	24,309	-	-	-	24,309

Foreign exchange currency translation	-	-	-	-	-	3,227	-	3,227

Net loss for the year	-	-	-	-	-	-	(378,790)	(378,790)

Balance – October 31, 2009	66,898,333	$66,898	$2,434,052	$24,309	$17,250	$21,067	$(2,772,982)	$(209,406)

						Accumulated	Deficit
						Other	Accumulated
	Common Stock		Additional Paid-In	Share Subscriptions	Donated	Comprehensive Income	During the Exploration
	Shares	Par Value	Capital	Received	Capital	(Loss)	Stage	Total

Balance – October 31, 2009	66,898,333	$66,898	$2,434,052	$24,309	$17,250	$21,067	$(2,772,982)	$(209,406)

Common stock issued for cash at $0.05/share	3,936,140	3,937	192,870	(24,309)	-	-	-	172,498

Common stock issued for cash at $0.10/share	4,999,487	4,999	494,949	-	-	-	-	499,948

Foreign exchange currency translation	-	-	-	-	-	20,460	-	20,460

Net loss for the year	-	-	-	-	-	-	(569,963)	(569,963)

Balance – October 31, 2010	75,833,960	$75,834	$3,121,871	$-	$17,250	$41,527	(3,342,945)	$(86,463)

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2010, the Company has a working capital deficit of $394,653 and has accumulated losses of $3,342,945 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2010 and 2009, there were no dilutive securities.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
(Expressed in U.S. dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)	Comprehensive Loss
ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at October 31, 2010 and 2009, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

The Company follows the provisions of ASC 440, "Asset Retirement and Environmental Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as of October 31, 2010 and 2009.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
(Expressed in U.S. dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Financial Instruments

Financial instruments, which include cash, accounts payable, amounts due to related parties and notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Mexico and Argentina, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
(Expressed in U.S. dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under Statement of Financial Accounting Standards, or ASC 320 “Investments - Debt and Equity Securities.” The Company follows the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. As at October 31, 2010, the Company did not have any marketable securities.

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

3. RESTRICTED MARKETABLE SECURITIES

The Company previously held a term deposit with a maturity of one year in the amount of $40,250, bearing interest of 1.50% per annum and matured on October 19, 2009. The Company early redeemed the term deposit in March 2009. As at October 31, 2010, the Company recorded $nil (2009: $nil) of interest income.

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

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
(Expressed in U.S. dollars)

5.         DISCONTINUED OPERATIONS – SALE OF ATZEK

As at October 31, 2009, the Company has suspended all operations in Atzek, and has listed Atzek for sale. All assets, liabilities and expenses incurred by Atzek have been classified on the balance sheet and income statement under discontinued operations for the year ended October 31, 2009.

On December 23, 2009, the Company disposed 100% shares of Atzek for nil proceeds. For the year ended October 31, 2010, the sale resulted in a loss to the Company of $633 (2009 - $2,573).

	Assets Disposed at
	December 23,	October 31,
	2009	2009

Office equipment	$2,894	$3,021
Accounts payable	2,261	2,214

Net Assets – discontinued operations	$633	$807

6.         JOINT VENTURE

On October 17, 2008, the Company formed a joint venture company named the Albanian Mines Company sh.a. with two Albanian companies to tender for the rights to mineral properties in Albania. The Company has a 25% interest in the joint venture company which is accounted for under the equity method of accounting. As at October 31, 2010, the joint venture has not incurred any costs.

7.         PROPERTY AND EQUIPMENT
	October 31,	October 31,
	2010	2009

Automobile	$69	$71
Computer equipment	1,162	1,060
Furniture and fixtures	4,407	2,650
Machinery and equipment	3,359	104
Tools and Small	547	193

	9,544	4,078

Less accumulated depreciation and amortization	(1,354)	(810)

Net Book Value	$8,190	$3,268

8.         LOAN RECEIVABLE

On July 31, 2007, in conjunction with the mineral property exploration and option agreement as described in Note 9(b), the Company entered into a loan agreement (the “Agreement”) with the vendor in exchange for cash proceeds of $180,000. Under the terms of the Agreement, the proceeds were used to acquire equipment exploration and exploitation of the alluvial part of the optioned mineral claims held by the Company’s wholly owned subsidiary, Incas. The amount is unsecured, non-interest bearing, and was due on May 1, 2009. Commencing December 1, 2007, the Company was to receive monthly repayments of $10,000 until full repayment of the loan. During the year ended October 31, 2010, $20,000 has been applied against option payments due to the vendor.

As of October 31, 2010, the Company has received $180,000 in full, of which $170,000 has been applied against options payments due to the vendor over the period of the loan receivable.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
(Expressed in U.S. dollars)

9.          MINERAL PROPERTIES

a)
On July 6, 2007, prior to the Company’s acquisition of Incas, Incas entered into a mineral property exploration and option agreement with the vendor whereby the Company has the exclusive right to explore one mineral claim in Argentina with an option to acquire a 100% interest in the mineral claim upon fulfilling the conditions set forth: (1) Incas is obliged to submit a quarterly report to the vendor with technical data and detailed expenses on the mineral claim; (2) Incas will pay to the vendor a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim; (3) upon completion of the option payments, Incas will pay the vendor $3,500,000, less any payments made by Incas during the option period; (4)  Incas will also pay the vendor $20,000 on June 30, 2008 (unpaid), $40,000 on June 30, 2009 (unpaid), and $80,000 on June 30, 2010 (unpaid).

Additional terms of the agreement were:  (1) Within 12 months of signing the option agreement, Incas will conduct a geological and mining inspection and audit of the mineral claim; (2) Within 36 months of signing the option agreement, Incas will make an investment of $1,000,000 in the exploration of the mineral claim; (3) From June 30, 2011 until the mineral claim is put into production, Incas will pay the vendor $100,000 bi-annually, with the first payment due on June 30, 2011 (unpaid).

Since October 31, 2009, the Company’s rights to explore the claim were under dispute. As a result, the Company has suspended all required payments and exploration activity on the claim until the dispute has been resolved.

b)
On July 6, 2007, the Company’s wholly owned subsidiary, Incas, entered into a mineral property exploration and option agreement, which was amended on December 30, 2008, whereby Incas has the exclusive right to explore five minerals claims in Argentina with an option to acquire a 100% interest in the mineral claims in Argentina (the “El Torno Project”), upon fulfilling the conditions set forth:

(1)	Incas is obliged to submit to the vendor a quarterly report with technical data and detailed expenses on the mineral claim;

(2)	Incas will pay to the vendor a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim;

(3)	upon completion of the option payments, Incas will pay the vendor $3,500,000, less any payments made by Incas during the option period;

(4)	Incas will also pay the vendor the following payments:

1.	$50,000 on or before June 30, 2008 (Paid)

2.	$100,000 on or before June 30, 2009 (Paid)

3.	$200,000 on before June 30, 2010 (Paid)

4.	$150,000 every six months with the first payment due on or before June 30, 2011(June 30, 2011 - paid)

(5)	Incas will make an investment of $1,000,000 in exploration of the El Torno Project on or before July 6, 2009, which was subsequently extended to December 31, 2011.

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

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
(Expressed in U.S. dollars)

9.          MINERAL PROPERTIES (continued)

(2)
After commencement of production on the mineral claim, Atzek was to pay the registered owners a total of $10,000,000 (the “Option Price”), less any payments made by Atzek during the option period. Atzek could choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$1,000,000 every six months plus a penalty payment of $1,000,000 until the Option Price is paid in full.

iii.	Alternatively, if Atzek chose, it could make the following payments of the Option Price:

1.	$50,000 (paid) on or before March 12, 2008.

2.	$100,000 on or before March 12, 2009. (unpaid)

3.	$200,000 on or before March 12, 2010. (unpaid)

4.	$400,000 on or before March 12, 2011. (unpaid)

5.	$9,250,000 on or before March 12, 2012. (unpaid)

(3)	Within 12 months of signing the Real de Cananea Option Agreement, the Company conducted a geological and mining inspection and audit of the Cananea Claims.

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

i.	one lump sum payment; or

ii.	$500,000 every six months plus a penalty of $500,000 until the Total Price is paid in full.

iii.	Alternatively, if the Company chooses, it can make the following payments of the Option Price:

1.	$50,000 (paid) on or before March 12, 2008.

2.	$100,000 on or before March 12, 2009. (unpaid)

3.	$200,000 on or before March 12, 2010. (unpaid)

4.	$400,000 on or before March 12, 2011. (unpaid)

5.	$9,250,000 on or before March 12, 2012. (unpaid)

During the life of any mine on the Colorada Claims, the registered owners will be entitled to receive a 2% net return royalty, which may be bought out by Atzek at any time for $2,000,000.

On July 2, 2009, Atzek relinquished its exploration options on the Colorada Claims.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
(Expressed in U.S. dollars)

9.          MINERAL PROPERTIES (continued)

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

On February 8, 2010, the Company entered into an exploration contract with an option to purchase with the title owner, Senor Antonio Guilianotti (“Guilianotti”), to acquire the remaining mineral claims in the Eureka project upon fulfilling the following conditions:

The Company was to pay the registered owners a total of $1,500,000 (the “Total Price”) as follows:

1.	$30,000 on or before February 8, 2010 (paid)

2.	$70,000 on or before February 8, 2010 (paid)

3.	$50,000 on or before March 20, 2010 (paid)

4.	$1,350,000 on or before July 30, 2010 (unpaid)

During the life of any mine on the Eureka project, the registered owners will be entitled to receive a 1% net smelter return royalty, which may be purchased out by the Company for $1,000,000 anytime after the start of production.

On July 28, 2010, the Company abandoned all of its interest in the Eureka project. As a result, the Company recognized an impairment loss of $150,000 to operations for the year ended October 31, 2010.

10.          RELATED PARTY TRANSACTIONS AND BALANCES

a)
On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. During the year ended October 31, 2010, the Company recorded $102,000 (2009 - $102,000) of management services provided by the President of the Company.

b)
As at October 31, 2010, the Company owes $253,023 (2009 - $177,706) to the President of the Company which consists of accumulated expenses of $35,549 (2009 - $50,206) paid on behalf of the Company and accumulated management fees of $217,474 (2009 - $127,000) owing to the President for services rendered. The amount owing is unsecured, non-interest bearing and due on demand.

c)
As at October 31, 2010, the Company owes $124,000 (2009 - $76,000) to a director of the Company which consists of $48,000 (2009 – $76,000) of management fees for the year pursuant to an agreement entered into on November 18, 2009. The amount owing is unsecured, non-interest bearing and due on demand.

d)	During the year ended October 31, 2010, the Company paid $660 (2009 - $7,259) in rent to the President of the Company.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
(Expressed in U.S. dollars)

11.          NOTES PAYABLE

During the year ended October 31, 2009, the Company received a loan of $6,783 from a shareholder of the Company. The amount is unsecured, non-interest bearing and is due on demand. As of October 31, 2010 and 2009, the loan has outstanding principal of $6,783.

12.          COMMON STOCK

a)
On June 8, 2010, the Company issued 3,936,140 restricted units of common stock at $0.05 per unit for proceeds of $196,807. Included in the share proceeds were $24,309 in share subscriptions received during the year ended October 31, 2009. Each restricted unit consists of one restricted common stock and one-half restricted share purchase warrant. Each full warrant enables the purchase of one additional share at a price of $0.10 per share for a period of two years.

b)
On June 9, 2010, the Company entered into an agreement relating to the share capital increase of Soltera with Goldlake Italia S.p.A. (“Goldlake”). On June 21, 2010 and September 8, 2010 pursuant to the terms and conditions of the agreement, the Company issued a total of 4,999,487 units of common stock to Goldlake at $0.10 per unit for proceeds of $499,948. Each restricted unit consists of one restricted common stock and one restricted share purchase warrant. Each full warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years.

13.           SHARE PURCHASE WARRANTS

a)
On June 8, 2010, the Company granted 1,968,070 restricted share purchase warrants pursuant to the share subscription agreement. Each warrant enables the purchase of one additional share at a price of $0.10 per share for a period of two years. No fair value was assigned to the warrant issued with the unit of common stock.

b)
On June 21, 2010, the Company granted 2,999,487 restricted share purchase warrants pursuant to the agreement relating to the share capital increase of Soltera with Goldlake. Each warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years. No fair value was assigned to the warrant issued with the unit of common stock.

c)
On September 8, 2010, the Company granted 2,000,000 restricted share purchase warrants pursuant to the agreement relating to the share capital increase of Soltera with Goldlake. Each warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years. No fair value was assigned to the warrant issued with the unit of common stock.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
(Expressed in U.S. dollars)

13.           SHARE PURCHASE WARRANTS (continued)

The following table summarizes the continuity of the Company’s share purchase warrants:

Weighted
	Number of	average
	Warrants	exercise
	Issued	price

Balance – October 31, 2009	-	-
Issued	6,976,557	0.14
Exercised	-	-
Expired	-	-

Balance – October 31, 2010	6,967,557	0.14

As at October 31, 2010, the Company has the following share purchase warrants outstanding:

		Remaining
Number of Warrants	Exercise Price	Contractual Life	Expiry Date

1,968,070	$ 0.10	1.61	June 8, 2012
2,999,487	$ 0.15	1.64	June 20, 2012
2,000,000	$ 0.15	1.85	September 7, 2012

6,967,557

14.          CONTINGENCIES AND COMMITMENTS

a)
On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. In addition, the Company committed to issuing 10% of the issued and outstanding common shares of the Company once the Company: (i) receives a bankable feasibility study on any group of mineral properties which the President of the Company is responsible for bringing to the Company; and (ii) sells any such properties before a bankable feasibility study is completed, provided that the President of the Company does not own more than 65% of the issued and outstanding common shares of the Company at any time. As at October 31, 2010 and 2009, the Company has not issued any common shares to the President of the Company with respect to the management agreement.

b)
In July 2010 the Company was served with a lawsuit by Ambrian Resources AG. Ambrian is suing Soltera for damages on the alleged grounds that Ambrian had negotiated and finalized a binding funding agreement with Soltera during the period April to June 2010 but instead Soltera chose to enter a financing agreement with another company (Goldlake). Ambrian also claims that Soltera used a strategy developed by Ambrian and used information provided by a South African mining engineer who visited the project at Ambrian’s expense. Ambrian is seeking damages in excess of $20 million dollars.

Soltera denies all claims in the lawsuit and has retained a Nevada litigator to defend the action brought against it by Ambrian in the State of Nevada. Soltera is also seeking to have the lawsuit dismissed on the grounds that there was no binding agreement with Ambrian. The Company intends to continue to vigorously challenge and defend these claims.

The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

No future legal costs that may be incurred have been accrued as an expense and no loss or gain from any lawsuits and claims can be reasonably estimated or recorded at this time.

Subsequent to October, 31, 2010, the lawsuit was dismissed in consideration of $NIL.

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
(Expressed in U.S. dollars)

15.          INCOME TAXES

The Company’s deferred income taxes reflect the net effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company is subject to U.S. federal and statement income tax and has concluded substantially all U.S. federal and state income tax matters for tax years through October 31, 2006. The tax filings for years from 2007 to 2010 are subject to be audited by U.S. jurisdictions. The Company’s Argentinean subsidiary is subject to Argentinean income tax, the tax filing for year 2010 is subjected to be audited by Argentinean jurisdictions.

The Company’s deferred tax assets arise primarily from net operating loss carryovers. The Company has a net operating loss carryforward of $2,790,273 available to offset taxable income in future years which commence expiring in fiscal 2026. The Company has recorded a full valuation allowance for the deferred tax assets as the Company’s ability to realize these benefits does not meet the “more likely than not” required criteria.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2010 $	October 31, 2009 $

Income tax recovery at statutory rate	(199,487)	(132,577)

Provision for loan receivable	9,421	–

Net operating loss expired	901	–

Valuation allowance change	189,165	132,577

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at October 31, 2010 and 2009 are as follows:
	October 31, 2010 $	October 31, 2009 $

Net operating loss carryforward	993,422	804,258

Valuation allowance	(993,422)	(804,258)

Net deferred income tax asset	–	–

Soltera Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009
(Expressed in U.S. dollars)

16.          FAIR VALUE MEASUREMENTS

ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1 - applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•
Level 2 - applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•	Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts payable, due to related parties and notes payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2010, as follows:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active Markets	Other	Significant	Balance as of
	For Identical	Observable	Unobservable	October 31,
	Instruments	Inputs	Inputs	2010
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$

Cash	113,636	-	-	113,636

Total assets measured at fair value	113,636	-	-	113,636

17.          SEGMENT DISCLOSURES

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions of the Company and its subsidiary. Assets by geographical segment as at October 31, 2010, are as follows:

	United States		Argentina		Total
	$		$		$

Current assets		36,694		76,942		113,636
Mineral property		-		300,000		300,000
Property and equipment, net		-		8,190		8,190

Total assets, at October 31, 2010		36,694		385,132		421,826

18.          SUBSEQUENT EVENT

On January 23, 2013, the lawsuit brought against the Company by Ambrian Resources AG in July 2010 (see Note 14b), was dismissed following a Stipulation and Order for Dismissal, which was entered by both parties, in which all outstanding claims were dismissed in consideration of $NIL.

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Soltera’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Soltera’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Page - 42

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Soltera’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Soltera’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Soltera’s Chief Financial Officer in connection with the audit of its financial statements as of October 31, 2010 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of October 31, 2010, Soltera’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Page - 43

Changes in Internal Controls

There were no changes in Soltera’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal year ended October 31, 2010 that materially affected, or are reasonably likely to materially affect, Soltera’s internal control over financial reporting.

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

Page - 44

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

Page - 45

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Soltera is not aware of any failures to file a required report during the period covered by this annual report, with the exception that Dr. Stefano Capaccioli failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

As of October 31, 2010, Soltera did not have a written audit committee charter or similar document.

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

Item 11.  Executive Compensation.

Soltera has paid $150,000 in compensation to its named executive officers during its fiscal year ended October 31, 2010.

Page - 46

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Fabio Montanari CEO July 2007 - present CFO Nov 2009 – present	2008 2009 2010	76,500 102,000[1] 102,000	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	76,500 102,000 nil
Kevan Ashworth Director April 2008 - present	2008 2009 2010	nil 76,000 [1] 48,000	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil 76,000 nil
Nadwynn Sing CEO Sept 2005–July 2007 CFO Sept 2005 – Oct 2009	2008 2009 2010	35,330 nil n/a	nil nil n/a	Nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	17,500 nil n/a	52,830 nil n/a
[1]  This compensation has been accrued rather than paid and is due and owing to the named executive officer.

Since Soltera’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

On July 13, 2010, Soltera paid Mr. Montanari $20,000 as payment on account of management services owed.  In addition, on August 9, 2010, Soltera paid Mr. Montanari $6,851 as reimbursement of expenses for travel and other costs.

Currently, there are no arrangements between Soltera and any of its directors whereby such directors are compensated for any services provided as directors, with the exception of the following:

Following a Board Resolution of February 18, 2010 Dr. Kevan L. Ashworth will be paid US$4,000.00 per month since April 2008 and the salary of Dr. Montanari and Dr. Ashworth can be paid at the choice also partial of any of them in shares at the market price of 5 cents that was that of the last month.  Following a resolution of the November 21, 2012 the Directors decided to postpone part of the payment of its salaries of US$4,000.00 each, excluding that of the President, while the company gets in good standing and fully compliant with SEC.  Once Soltera is in good standing and fully compliant with its SEC filings and all the information concerning financials and technical issue will be fully released, any Director will decide if the payment of due salary will be in total or in part in shares at the market share price of the mean of the last month after the full release.

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

Page - 47

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

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy, 09121	31,300,000 [3]	31.9%
common stock	Goldlake Italia S.p.A. Via Degli Artigiani, 22 Zona Industriale Padule 06024 Gubbio (PG)	44,335,380 [4]	38.5% [4]
common stock	Kevan Ashworth The Cottage Bullbeggars Lane Woking, United Kingdom, GU21 4SQ	7,000,000 [5]	7.1%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 98,167,597 shares of common stock issued and outstanding as of April 25, 2013.
[3] Excludes the beneficial interest of 3,400,000 shares of common stock, which are in the process of being transferred.
[4] Includes the 17,002,256 warrants assumed to be exercised for the purpose of this calculation.
[5] Includes the beneficial interest of 3,000,000 shares of common stock, which are in the process of being transferred.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy, 09121	31,300,000 [3]	31.9%
common stock	Kevan Ashworth The Cottage Bullbeggars Lane Woking, United Kingdom, GU21 4SQ	7,000,000 [4]	7.1%
common stock	Dr. Stefano Capaccioli 2/2, via Cenne della Chitarra Arezzo (AR), Italy I52100	0 [5]	0%
common stock	Alessandro Murroni Lomas del Guijarro Paseo Liquidamber Casa Carissa 13 Tegucigalpa, Honduras CA	0	0%
common stock	Arnaldo Massini Via Verdi Giuseppe 72 Gubbio (PG, Italy 06024	0 [6]	0%
common stock	Directors and Executive Officers (as a group)	38,300,000	39.4%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on98,167,597 shares of common stock issued and outstanding as of April 25, 2013.
[3] Excludes the beneficial interest of 3,400,000 shares of common stock, which are in the process of being transferred.
[4] Includes the beneficial interest of 3,000,000 shares of common stock, which are in the process of being transferred.

[5] Dr. Capaccioli and his spouse have a 6.396% indirect interest in Goldlake Italia S.p.A. but do not have any beneficial ownership or control over the voting or sale of Goldlake’s shares in Soltera, with the exception that Dr. Capaccioli is one member of a five member board of directors of Goldlake.

[6] Mr. Massini has a 9.853% interest in Goldlake Italia S.p.A. but does not have any beneficial ownership or control over the voting or sale of Goldlake’s shares in Soltera, with the exception that Mr. Massini is one member of a five member board of directors of Goldlake.

Page - 48

(c)           Changes in Control

Management is not aware of any arrangement that may result in a change in control of Soltera as of the date of this report.

However, currently, Goldlake Italia S.p.A., the largest shareholder of Soltera, owns 27,333,124 shares, which represents 27.8 % of the issued and outstanding shares of common stock in the capital of Soltera.  If Goldlake exercises all of its 17,002,256 warrants, and assuming no other shares are issued, then Goldlake’s beneficial ownership would increase to 38.5% of the issued and outstanding shares of common stock in the capital of Soltera at that time.

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

As of the date of this annual report, Soltera has received from Goldlake an aggregate $3,349,968 of the financing, including the proceeds from the exercise of warrants.  See Exhibit 10.22 – Financing Agreement for more details.

(b)           Promoters and control persons

During the past five fiscal years, Fabio Montanari has been the sole promoter of Soltera’s business, but Mr. Montanari has not received anything of value from Soltera nor is any person entitled to receive anything of value from Soltera for services provided as a promoter of the business of Soltera.

Page - 49

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

2010 - $40,000 – Manning Elliott LLP – Chartered Accountants
2009 - $18,735 – Manning Elliott LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Soltera’s consolidated financial statements and are not reported in the preceding paragraph:

2010 - $nil – Manning Elliott LLP – Chartered Accountants
2009 - $nil – Manning Elliott LLP – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $nil – Manning Elliott LLP – Chartered Accountants
2009 - $nil – Manning Elliott LLP – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $nil – Manning Elliott LLP – Chartered Accountants
2009 - $nil – Manning Elliott LLP – Chartered Accountants

(6) The percentage of hours expended on the principal accountant’s engagement to audit Soltera’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Page - 50

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

Page - 51

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

Dated: April 25, 2013	By:
	Name:	Fabio Montanari
	Title:	Director, CEO, and CFO
(Principal Executive Officer and Principal Financial Officer)

Page - 52

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Soltera Mining Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Fabio Montanari
President, Chief Executive Officer,
Principal Executive Officer,
Chief Financial Officer, Treasurer,
Corporate Secretary, Principal Financial Officer, Principal Accounting Officer, and
Member of the Board of Directors
April 25, 2013
/s/ Dr. Kevan Ashworth	Member of the Board of Directors	April 25, 2013
/s/ Dr. Stefano Capaccioli	Member of the Board of Directors	April 25, 2013
/s/ Alessandro Murroni	Member of the Board of Directors	April 25, 2013
/s/ Arnaldo Massini	Member of the Board of Directors	April 25, 2013

Page - 53

Exhibit 31

Page - 54

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Fabio Montanari, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending October 31, 2010 of Soltera Mining Corp.;

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

Date:  April 25, 2013

Fabio Montanari
Chief Executive Officer

Page - 55

SOLTERA MINING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Fabio Montanari, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending October 31, 2010 of Soltera Mining Corp.;

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

Date: April 25, 2013

Fabio Montanari
Chief Financial Officer

Page - 56

Exhibit 32

Page - 57

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Soltera Mining Corp. (the “Company”) on Form 10-K for the period ending October 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Fabio Montanari, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Fabio Montanari
Chief Executive Officer
April 25, 2013

Page - 58

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Soltera Mining Corp. (the “Company”) on Form 10-K for the period ending October 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Fabio Montanari, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Fabio Montanari
Chief Financial Officer
April 25, 2013

Page - 59