Form 10-K
period 2011-10-31
Soltera Mining Corp.
filed 2013-06-17
CIK 1348610

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended	October 31, 2011

[ ]	transition report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from	to

Commission file number	000-51841

Soltera Mining Corp.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20801 Biscayne Boulevard, 4th Floor, Aventura, Florida	33180
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 303 800 5752

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Non	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act [  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes  [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]  Yes [X] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.13 on the Pink Sheets, was $4,229,482.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 10, 2013

common stock - $0.001 par value	98,167,597

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

Soltera Mining Corp.	Form 10-K - 2011	Page 2

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended October 31, 2011, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Soltera Mining Corp.	Form 10-K - 2011	Page 3

part I

Item 1.	Description of Business.

(a)	Business Development

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

Soltera Mining Corp.	Form 10-K - 2011	Page 4

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

In addition, and with the goal of generating cash flow, Soltera through Incas Minerals signed a Joint-Venture agreement with the title holder of the El Torno project to exploit eluvial (loose surface material) in part of the property. This easily worked material, had already been exploited by the title holder before April 2007 with good economic results. However, extensive pitting and sampling carried out by Soltera in October-December 2010 showed that there was an insufficient eluvium tonnage of suitable plant feed in the current exploitation licence area to justify a commercial operation.

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

Soltera Mining Corp.	Form 10-K - 2011	Page 5

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

A. Zapaleri Project – Argentinean Property

On July 6, 2007, Incas entered into an option agreement with Antonio Agustin Giulianotti. The option agreement covers one mineral claim in Argentina covering 6,395 hectares (15,802 acres) (the “Zapaleri Project”). As of the date of filing of this annual report, there is still a legal dispute that affects Incas’ rights on this claim that has to be resolved by the Mining Chamber of the Jujuy Province. As a result of the legal dispute and until it is resolved, Incas is not required to commence any work or expense on this project and can exit from the Zapaleri Project without any expenses. After the resolution of the legal dispute, if positive, Incas will have the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the Zapaleri Project upon fulfilling the following conditions:

a.	During the term of the option, Incas is obliged to submit to Mr. Giulianotti a quarterly report with technical data and detailed expenses on the Zapaleri Project.

b.	Mr. Giulianotti will be entitled to 1% of the Foundry Net Return, which can be purchased by Incas for $1 million anytime after production commences on the Zapaleri Project.

c.	After commencement of production on the Zapaleri Project, Incas will pay Mr. Giulianotti a total of $3.5 million, less any payments made by Incas during the option period which can be a maximum of five years. Incas can choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$500,000 every six months plus a penalty payment of $350,000.

d.	On or before June 30, 2008, Incas was required to pay Mr. Giulianotti $20,000. This payment has not yet been made and has been postponed indefinitely until the legal dispute that affects Incas’ rights on this claim has been resolved by the Mining Chamber of the Jujuy Province.

e.	On or before June 30, 2009, Incas was required to pay Mr. Giulianotti $40,000. This payment has not yet been made either and also has been postponed indefinitely until the legal dispute that affects Incas’ rights on this claim has been resolved by the Mining Chamber of the Jujuy Province.

f.	On or before June 30, 2010, Incas will pay Mr. Giulianotti $80,000.

g.	On or before July 6, 2010, Incas will make an investment of $1 million in the exploration of the Zapaleri Project.

h.	From June 30, 2011, and until the Zapaleri Project is put into production, Incas will pay Mr. Giulianotti $100,000 biannually, with the first payment due on or before June 30, 2011.

See Exhibit 10.7 - Second Option Agreement for more details.

Soltera Mining Corp.	Form 10-K - 2011	Page 6

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

Incas has the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the El Torno Project upon fulfilling the following conditions:

a.	During the term of the option, Incas is obliged to submit to Mr. Mateo a quarterly report with technical data and detailed expenses on the El Torno Project.

b.	Mr. Mateo will be entitled to 1% of the Foundry Net Return, which can be purchased by Incas for $1 million anytime after production commences on the El Torno Project.

c.	After commencement of production on the El Torno Project, Incas will pay Mr. Mateo a total of $3.5 million, less any payments made by Incas during the option period. Incas can choose one of the following payment plans:

iii.	one lump sum payment; or

iv.	$500,000 every six months plus a penalty payment of $350,000.

d.	On July 30, 2007, Incas was to lend either Mr. Mateo or Mr. Giulianotti $180,000 to be used to purchase a backhoe to be used in the exploration of the alluvial bed. The borrower was to repay the loan with $10,000 monthly payments commencing on December 1, 2007. Mr. Mateo has signed a special power of attorney with Mr. Giulianotti. The $180,000 loan was transferred to the borrower in July 2007. However, the borrower returned the funds in August 2007 due to a 30% withholding by the Argentinean government. On September 25, 2008, Soltera delivered the $180,000 to Mr. Giulianotti to be used to purchase the backhoe to be used in the exploration of the alluvial bed. The borrower was to repay the loan with $10,000 monthly payments commencing on December 1, 2007. Such payments have not been made to date, instead $150,000 of this amount was used to offset payments due to Mr. Giulianotti as per the Option Agreement for El Torno, and $10,000 of this amount was used to offset payments Mr. Giulianotti made on Inca’s behalf for annual rental fee for the existing campsite on El Torno. The following US$20,000 has been used to pay a part of the acquisition option on the Sur Eureka Project. As a result the loan has been completely recovered by Soltera. See below and Exhibit 10.9 - Loan Agreement for more details.

Soltera Mining Corp.	Form 10-K - 2011	Page 7

e.	On or before June 30, 2008, Incas was to pay Mr. Mateo $50,000. This payment was offset by $50,000 of the loan payments due to Incas from the borrower.

f.	On or before July 6, 2008, Incas was to conduct a geological and mining inspection and audit of the El Torno Project. In October 2007, Incas conducted and completed a geological and mining inspection and audit of the El Torno Project.

g.	On or before June 30, 2009, Incas was to pay Mr. Mateo $100,000. This payment has been offset by $100,000 of the loan payments due to Incas from Mr. Mateo.

h.	On or before June 30, 2010, Incas paid Mr. Mateo $200,000.

i.	On or before December 30, 2010, Incas was required to make an investment of $1 million in the exploration of the El Torno Project. Upon consent from Giulianotti, the investment was deferred and has been completed as of the date of this report.

j.	From June 30, 2011, and until the El Torno Project is put into production, Incas is required to pay Mr. Mateo $150,000 half-yearly, with the first payment due on or before June 30, 2011. All payments have been made to date with the next payment due on June 30, 2013.

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

Soltera Mining Corp.	Form 10-K - 2011	Page 8

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

The first phase, in late 2011, was undertaken by two teams, each consisting of a geologist and four assistants. Some of the samples were simply lumps taken from rock outcrops, but most were 1 meter to 2 meter-long horizontal chip-channels from trenches. The samples were then sent to an internationally recognized laboratory (ALS Minerals) for gold analysis. A total of 1,150 bedrock samples was collected from trenches within an area of about 10 square kilometres covering the central portion of the vein system and the surrounding bedrock. The results are:

●	Five bedrock ‘hot spots’ were identified in which gold values are commonly over 1 gram per tonne (g/t). They are all on or near parts of the vein system.
●	Of the five identified ‘hot spots’, the largest extends north-south for at least 1 km. There is insufficient data to estimate the overall gold grade at this time, but channel sample analyses within the areas go as high as 376 g/t gold.
●	The background level of gold over the whole sampled area is high, with 755 samples (62%) containing detectable gold. These may explain many of the broad anomalies shown by previous geochemical surveys.

Soltera Mining Corp.	Form 10-K - 2011	Page 9

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

From July 2012 to November has been performed a 3D Geophysical survey of a total of 77,200 metres. The preliminary data of the first 12,000 metres show an interesting relation between the anomaly zones of the stream geochemical prospecting of the channel samples corresponding with geophysical chargeable areas. The final results confirmed the presence of chargeable and resistive anomaly several times linked with stream sediments and trench samples geochemical anomalous superficial area.

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

Soltera Mining Corp.	Form 10-K - 2011	Page 10

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

Soltera Mining Corp.	Form 10-K - 2011	Page 11

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

For the Argentinean Claims, Soltera, through its subsidiary Incas Mineral, will be required to abide by laws regulated by the Mining Chamber of the Jujuy Province of Argentina. Soltera has already conducted an environmental impact study on the El Torno Claims and recently received the approval of the Environmental Impact Assessment on the Mina Palca Ingenio and Mina El Torno Sur.

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

Soltera Mining Corp.	Form 10-K - 2011	Page 12

Item 1A.	Risk Factors.

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

See the Form 8-K filed by Soltera on June 18, 2010 for more information on the Goldlake financing agreement.

Item 4.	Mine Safety Disclosures.

Soltera is not an operator of any mine and has not been an operator of any mine during the time period covered by this report.

Soltera Mining Corp.	Form 10-K - 2011	Page 13

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Soltera’s common stock was quoted on the NASD OTC Bulletin Board under the symbol “AMXC” from May 23, 2006 to May 30, 2007, and is now quoted under the symbol “SLTA” on the NASD OTC Pink Sheets. The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended June 7, 2013. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
07 June 2013	$0.16	$0.1001	Pink OTC Markets Inc.
30 April 2013	$0.185	$0.065	Pink OTC Markets Inc.
31 January 2013	$0.165	$0.10	Pink OTC Markets Inc.
31 October 2012	$0.18	$0.06	Pink OTC Markets Inc.
31 July 2012	$0.105	$0.05	Pink OTC Markets Inc.
30 April 2012	$0.08	$0.0312	Pink OTC Markets Inc.
30 January 2012	$0.06	$0.023	Pink OTC Markets Inc.
31 October 2011	$0.085	$0.04	Pink OTC Markets Inc.
31 July 2011	$0.085	$0.0401	Pink OTC Markets Inc.
30 April 2011	$0.22	$0.04	Pink OTC Markets Inc.
30 January 2011	$0.29	$0.08	Pink OTC Markets Inc.
31 October 2010	$0.12	$0.701	Pink OTC Markets Inc.
31 July 2010	$0.26	$0.10	Pink OTC Markets Inc.
30 April 2010	$0.15	$0.05	Pink OTC Markets Inc.
31 January 2010	$0.10	$0.046	Pink OTC Markets Inc.
31 October 2009	$0.12	$0.033	Pink OTC Markets Inc.
31 July 2009	$0.09	$0.025	Pink OTC Markets Inc.
30 April 2009	$0.09	$0.04	Pink OTC Markets Inc.
30 January 2009	$0.11	$0.02	Pink OTC Markets Inc.
31 October 2008	$0.27	$0.014	Pink OTC Markets Inc.
31 July 2008	$0.40	$0.12	Pink OTC Markets Inc.
30 April 2008	$0.585	$0.37	Pink OTC Markets Inc.
31 January 2008	$0.59	$0.40	Pink Sheets LLC
31 October 2007	$0.69	$0.45	Pink Sheets LLC

(b)	Holders of Record

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

Soltera Mining Corp.	Form 10-K - 2011	Page 14

(d)	Recent Sales of Unregistered Securities

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

Soltera Mining Corp.	Form 10-K - 2011	Page 15

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

Soltera Mining Corp.	Form 10-K - 2011	Page 16

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

Soltera Mining Corp.	Form 10-K - 2011	Page 17

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

Soltera Mining Corp.	Form 10-K - 2011	Page 18

(d)	Penny Stock Rules

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

Soltera Mining Corp.	Form 10-K - 2011	Page 19

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

Soltera Mining Corp.	Form 10-K - 2011	Page 20

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

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $40,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $500,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Soltera’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

●	Management anticipates spending approximately $85,000 in complying with Soltera’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of Soltera’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

As at October 31, 2011, Soltera had cash of $526,868 and a working capital deficit of $176,026. Accordingly, Soltera will require additional financing in the amount of $234,158 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Risk Factors

An investment in Soltera’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Soltera’s Form SB-2/A filed on March 10, 2006 and Soltera’s Form 10-KSB filed on February 21, 2008.

Financial Condition

As at October 31, 2011, Soltera had a cash balance of $526,868.

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

Soltera Mining Corp.	Form 10-K - 2011	Page 21

Based on the nature of Soltera’s business, Soltera anticipates incurring operating losses in the foreseeable future. Soltera bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Future financial results are also uncertain due to a number of factors, some of which are outside Soltera’s control. These factors include, but are not limited to:

●	management’s ability to raise additional funding;
●	the market price for gold;
●	the results of the proposed exploration programs on the mineral property; and
●	management’s ability to find joint venture partners for the development of Soltera’s property interests

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

Liquidity and Capital Resources

Soltera had working capital deficiency of $176,026 as of October 31, 2011, compared with a working capital deficiency of $394,653 as of October 31, 2010.

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

Net Cash Used in Operating Activities

Soltera had cash of $526,868 and working capital deficiency of $176,026 at October 31, 2011.

During the fiscal year ended October 31, 2011, Soltera used $433,896 in cash for operating activities compared with $477,735 for the previous fiscal year. This was primarily a result of a lower operating loss in 2011 as well as a larger amount of unpaid costs in accounts payable and accrued liabilities as compared to 2010.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities was $270,325 for the fiscal year ended October 31, 2011 as compared with net cash provided by investing activities of $235,501 for the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to $1,130,841 for the fiscal year ended October 31, 2011 as compared with $803,228 for the previous fiscal year, as a result of $130,790 due to related parties, $900,096 from share subscriptions received, and $99,955 from proceeds of issuance of common stock.

Soltera Mining Corp.	Form 10-K - 2011	Page 22

Results of Operation for the Period Ended October 31, 2011

Soltera has had no operating revenues since its inception on September 21, 2005, through to October 31, 2011. Soltera’s activities have been financed from the proceeds of share subscriptions. Since inception, on September 21, 2005, to October 31, 2011, Soltera raised a total of $1,997,710 from private offerings of its shares of common stock.

References to the discussion below to fiscal 2011 are to Soltera’s fiscal year ended on October 31, 2011. References to fiscal 2010 are to Soltera’s fiscal year ended October 31, 2010.

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2011 $	For the Year Ended October 31, 2011 $	For the Year Ended October 31, 2010 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Expenses

General and administrative	275,026	38,614	20,738
Professional fees	537,012	129,563	110,850
Management fees	749,428	162,000	162,000
Impairment of mineral property costs	1,534,013	-	150,000
Travel and accommodation	132,716	35,839	10,295
Exploration and mining expenses	425,533	131,695	87,905
Depreciation	9,514	5,368	579

Total Expenses	3,663,242	503,079	542,412

Other Income (Expenses)

Interest income	3,668	-	-
Provision for other receivables	(31,636)	-	(26,918)

Discontinued Operations

Loss from operations of discontinued Aztek Mineral S.A. de CV	(154,814)	-	(633)

Net Loss	(3,846,024)	(503,079)	(569,963)

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Soltera’s corporate organization, the preparation of Soltera’s financial statements and Soltera’s continuous disclosure filings with the Securities and Exchange Commission.

Mineral Property Costs

Mineral property costs incurred during fiscal 2011 were attributable to the payments made to maintain the contract agreement in good standing and to exploration costs on the El Torno Project in Argentina and on the Real de Cananea and Casita Colorada projects in Mexico.

Off-Balance Sheet Arrangements

Soltera has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Soltera Mining Corp.	Form 10-K - 2011	Page 23

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at October 31, 2011.

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

Earnings (Loss) Per Share

Soltera computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2011, there were no dilutive securities.

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

Soltera Mining Corp.	Form 10-K - 2011	Page 24

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

Soltera Mining Corp.	Form 10-K - 2011	Page 25

Item 8.   Financial Statements and Supplementary Data.

Soltera Mining Corp.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011 and 2010

Soltera Mining Corp.	Form 10-K - 2011	Page 26

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Soltera Mining Corp.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficit) for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues, has a working capital deficit at October 31, 2011 and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliot LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

June 11, 2013

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2011	October 31, 2010
ASSETS

Current assets

Cash	$526,868	$113,636
Prepaid expenses	94	-
VAT recoverable	18,962	-

TOTAL CURRENT ASSETS	545,924	113,636

Mineral property (Note 6)	450,000	300,000

Property and equipment (Note 5)	123,147	8,190

TOTAL ASSETS	$1,119,071	$421,826

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$12,328	$21,054
Accrued liabilities	187,561	95,964
Due to related parties (Note 7)	515,278	384,488
Notes payable (Note 8)	6,783	6,783

TOTAL LIABILITIES	721,950	508,289

Contingencies and commitments (Notes 1 and 11)
Subsequent events (Note 15)

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock, 200,000,000 shares authorized, $0.001 par value; 76,833,510 shares issued and outstanding (2010 – 75,833,960)	76,834	75,834
Stock subscriptions received	900,096	-
Additional paid-in capital	3,220,826	3,121,871
Donated capital	17,250	17,250
Accumulated other comprehensive income	28,139	41,527
Deficit accumulated during the exploration stage	(3,846,024)	(3,342,945)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	397,121	(86,463)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,119,071	$421,826

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Comprehensive Loss

(Expressed in U.S. dollars)

	Accumulated from
	September 21, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to October 31, 2011	October 31, 2011	October 31, 2010
EXPENSES

Depreciation	$9,514	$5,368	$579
General and administrative	275,026	38,614	20,783
Professional fees	537,012	129,563	110,850
Management fees (Note 7)	749,428	162,000	162,000
Impairment of mineral property costs (Note 6 c)	1,534,013	-	150,000
Travel accommodation	132,716	35,839	10,295
Exploration and mining expenses	425,533	131,695	87,905

Total expenses	3,663,242	503,079	542,412

OPERATING LOSS	(3,663,242)	(503,079)	(542,412)

OTHER INCOME (EXPENSES):

Interest income	3,668	-	-
Provision for other receivables	(31,636)	-	(26,918)
Loss from operations of discontinued Atzek
Mineral SA de CV	(154,814)	-	(633)

NET LOSS	(3,846,024)	(503,079)	(569,963)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	28,139	(13,388)	20,460

Total other comprehensive income (loss)	28,139	(13,388)	20,460

COMPREHENSIVE LOSS	$(3,817,885)	$(516,467)	$(549,503)

Loss per share – basic and diluted – continuing operations		$(0.01)	$(0.01)
Total loss per share – basic and diluted		$(0.01)	$(0.01)

Weighted average shares outstanding		76,214,611	69,837,162

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Accumulated from
	September 21, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to October 31, 2011	October 31, 2011	October 31, 2010

OPERATING ACTIVITIES
Net loss	$(3,846,024)	$(503,079)	$(569,963)
Adjustments for non-cash items in:
Depreciation and amortization	9,514	5,368	579
Donated rent	7,750	-	-
Donated services	9,500	-	-
Impairment of mineral property costs	1,537,963	-	50,000
Provision for collection of other receivables	48,847	-	26,918
Loss from disposal of Aztek Mineral SA de CV	154,814	-	633
Changes in operating assets and liabilities:
Prepaid expenses	5,062	(94)	43
VAT recoverable and other receivables	(63,999)	(18,962)	(26,918)
Accounts payable and accrued liabilities	202,278	82,871	40,973

NET CASH USED IN OPERATING ACTIVITIES	(2,088,476)	(433,896)	(477,735)

INVESTING ACTIVITIES
Net cash paid on acquisition of Atzek Mineral SA de CV	(49,654)	-	-
Mineral property acquisition costs	(650,000)	(150,000)	(250,000)
Purchase of property and equipment	(131,933)	(120,325)	(5,501)
Proceeds (payments to) from loan receivable	-	-	20,000

NET CASH USED IN INVESTING ACTIVITIES	(831,587)	(270,325)	(235,501)

FINANCING ACTIVITIES
Due to (from) related parties	515,278	130,790	130,782
Proceeds from promissory notes	6,783	-	-
Share subscription received	900,096	900,096	-
Proceeds from issuance of common stock, net	1,997,710	99,955	672,446

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,419,867	1,130,841	803,228

EFFECT OF EXCHANGE RATE CHANGES ON CASH	27,064	(13,388)	20,634

INCREASE IN CASH	526,868	413,232	110,626

CASH – BEGINNING OF YEAR	-	113,636	3,010

CASH – END OF YEAR	$526,868	$526,868	$113,636

Non-cash Investing and Financing Activities:
Shares issued to acquire Atzek Mineral SA de CV	$864,000	$-	$-
Shares issued for mineral property acquisition costs	435,950	-	-

Supplemental Disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

						Accumulated	Deficit
						Other	Accumulated
			Additional	Share		Comprehensive	During the
	Common Stock		Paid-In	Subscriptions	Donated	Income	Exploration
	Shares	Par Value	Capital	Received	Capital	(Loss)	Stage	Total
Balance – September 21, 2005 (Date of Inception)	-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for mineral property at $0.001/share	23,700,000	23,700	(19,750)					3,950
Common stock issued for cash at $0.02/share	16,065,000	16,065	37,485	-	-	-	-	53,550
Donated services and expenses	-	-	-	-	750	-	-	750
Net loss for the period				-			(10,225)	(10,225)
Balance – October 31, 2005	39,765,000	39,765	17,735	-	750	-	(10,225)	48,025
Donated services and expenses	-	-	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	-	-	(30,581)	(30,581)
Balance – October 31, 2006	39,765,000	39,765	17,735	-	9,750	-	(40,806)	26,444
Common stock issued for cash at $0.17/share, net of issuance cost of $1,300	600,000	600	98,100	-	-	-	-	98,700
Common stock issued for cash at $0.40/share	1,000,000	1,000	399,000	-	-	-	-	400,000
Common stock issued for cash at $0.5/share	1,200,000	1,200	598,800	-	-	-	-	600,000
Donated services and expenses	-	-	-	-	5,250	-	-	5,250
Foreign exchange currency translation	-	-	-	-	-	(361)	-	(361)
Net loss for the year	-	-	-	-	-	-	(231,995)	(231,995)
Balance – October 31, 2007	42,565,000	42,565	1,113,635	-	15,000	(361)	(272,801)	898,038
Common stock issued for cash at $0.15/share	333,333	333	49,667	-	-	-	-	50,000
Common stock issued for acquisition and subsidiary	16,000,000	16,000	848,000	-	-	-	-	864,000
Common stock issued for mineral option	8,000,000	8,000	424,000	-	-	-	-	432,000
Donated services and expenses	-	-	-	-	2,250	-	-	2,250
Foreign exchange currency translation	-	-	-	-	-	18,201	-	18,201
Share issuance costs	-	-	(1,250)	-	-	-	-	(1,250)
Net loss for the year	-	-	-	-	-	-	(2,121,391)	(2,121,391)
Balance – October 31, 2008	66,898,333	66,898	2,434,052	-	17,250	17,840	(2,394,192)	141,848
Share subscriptions received	-	-	-	24,309	-	-	-	24,309
Foreign exchange currency translation	-	-	-	-	-	3,227	-	3,227
Net loss for the year	-	-	-	-	-	-	(378,790)	(378,790)
Balance – October 31, 2009	66,898,333	$66,898	$2,434,052	$24,309	$17,250	$21,067	$(2,772,982)	$(209,406)

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

						Accumulated	Deficit
						Other	Accumulated
			Additional	Share		Comprehensive	During the
	Common Stock		Paid-In	Subscriptions	Donated	Income	Exploration
	Shares	Par Value	Capital	Received	Capital	(Loss)	Stage	Total

Balance – October 31, 2009	66,898,333	$66,898	$2,434,052	$24,309	$17,250	$21,067	$(2,772,982)	$(209,406)
Common stock issued for cash at $0.05/share	3,936,140	3,937	192,870	(24,309)	-	-	-	172,498
Common stock issued for cash at $0.10/share	4,999,487	4,999	494,949	-	-	-	-	499,948
Foreign exchange currency translation	-	-	-	-	-	20,460	-	20,460
Net loss for the year	-	-	-	-	-	-	(569,963)	(569,963)
Balance – October 31, 2010	75,833,960	75,834	3,121,871	-	17,250	41,527	(3,342,945)	(86,463)
Common stock issued for cash at $0.10/share	999,550	1,000	98,955	-	-	-	-	99,955
Share subscriptions received	-	-	-	900,096	-	-	-	900,096
Foreign exchange currency translation	-	-	-	-	-	(13,388)	-	(13,388)
Net loss for the year	-	-	-	-	-	-	(503,079)	(503,079)
Balance – October 31, 2011	76,833,510	$76,834	$3,220,826	$900,096	$17,250	$28,139	$(3,846,024)	$397,121

 The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2011 and October 31, 2010

(Expressed in U.S. dollars)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Soltera Mining Corp. (the “Company”) was incorporated in the State of Nevada on September 21, 2005. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2011, the Company has a working capital deficit of $176,026 and has accumulated losses of $3,846,024 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2011 and 2010, there were no dilutive securities.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2011 and October 31, 2010

(Expressed in U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)	Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at October 31, 2011 and 2010, the Company’s only component of comprehensive income (loss) was foreign currency translation adjustments.

e)	Cash and Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on September 21, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal year end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)	Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the useful lives on a straight-line basis over 3 to 10 years as follows:

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

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as of October 31, 2011 and 2010.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2011 and October 31, 2010

(Expressed in U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Financial Instruments

Financial instruments, which include cash, accounts payable, amounts due to related parties and notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Argentina, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

The functional currency of the wholly-owned subsidiary, Incas, is the Argentine Peso. The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2011 and October 31, 2010

(Expressed in U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under Statement of Financial Accounting Standards, or ASC 320 “Investments - Debt and Equity Securities.” The Company follows the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. As at October 31, 2011, the Company did not have any marketable securities.

o)	Recently Issued Accounting Pronouncements

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

On July 24, 2007, the Company entered into a Stock Acquisition Agreement to acquire all of the issued and outstanding shares of Incas for consideration of $1,500. Pursuant to this agreement, the Company entered into a Management Agreement with the President and CEO of the Company to provide management services in consideration of $8,500 per month. In addition, the Company agreed to issue 10% of the then issued and outstanding shares to the President of the Company upon the Company: (1) receiving a bankable feasibility study on any group of mineral properties the Company has an interest in and which the President of the Company is responsible for bringing to the Company; and (2) selling any such properties before a bankable feasibility study is completed, provided that the President does not own more than 65% of the then issued and outstanding shares of the Company. This acquisition has been accounted for using the purchase method of accounting. The purchase price of $1,500 was allocated entirely to mineral property costs as the net book value of Incas was $nil.

4.	JOINT VENTURE

On October 17, 2008, the Company formed a joint venture company named the Albanian Mines Company sh.a. with two Albanian companies to tender for the rights to mineral properties in Albania. The Company has a 25% interest in the joint venture company which is accounted for under the equity method of accounting. As at October 31, 2011 and 2010, the joint venture has not incurred any costs.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2011 and October 31, 2010

(Expressed in U.S. dollars)

5.	PROPERTY AND EQUIPMENT

	October 31, 2011	October 31, 2010

Automobile	$118,952	$69
Computer equipment	1,081	1,162
Furniture and fixtures	5,541	4,407
Machinery and equipment	3,632	3,359
Tools and small items	508	547

	129,714	9,544

Less accumulated depreciation	(6,567)	(1,354)

Net Book Value	$123,147	$8,190

6.	MINERAL PROPERTIES

a)	On July 6, 2007, prior to the Company’s acquisition of Incas, Incas entered into a mineral property exploration and option agreement with the vendor whereby the Company has the exclusive right to explore one mineral claim in Argentina with an option to acquire a 100% interest in the mineral claim upon fulfilling the conditions set forth: (1) Incas is obliged to submit a quarterly report to the vendor with technical data and detailed expenses on the mineral claim; (2) Incas will pay to the vendor a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim; (3) upon completion of the option payments, Incas will pay the vendor $3,500,000, less any payments made by Incas during the option period; (4) Incas will also pay the vendor $20,000 on June 30, 2008 (unpaid), $40,000 on June 30, 2009 (unpaid), and $80,000 on June 30, 2010 (unpaid).

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

b)	On July 6, 2007, the Company’s wholly owned subsidiary, Incas, entered into a mineral property exploration and option agreement, which was amended on December 30, 2008, whereby Incas has the exclusive right to explore five minerals claims in Argentina until December 30, 2013 with an option to acquire a 100% interest in the mineral claims in Argentina (the “El Torno Project”), upon fulfilling the conditions set forth:

(1)	Incas is obliged to submit to the vendor a quarterly report with technical data and detailed expenses on the mineral claim;

(2)	Incas will pay to the vendor a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim;

(3)	upon completion of the option payments, Incas will pay the vendor $3,500,000, less any payments made by Incas during the option period;

(4)	Incas will also pay the vendor the following payments:

1.	$50,000 on or before June 30, 2008 (Paid)
2.	$100,000 on or before June 30, 2009 (Paid)
3.	$200,000 on before June 30, 2010 (Paid)
4.	$150,000 every six months with the first payment due on or before June 30, 2011(June 30, 2011 - paid)

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2011 and October 31, 2010

(Expressed in U.S. dollars)

6.	MINERAL PROPERTIES (continued)

b)	continued

(5)	Incas will make an investment of $1,000,000 in exploration of the El Torno Project on or before July 6, 2009, which was subsequently extended to December 31, 2011.

c)	On February 29, 2008, the Company entered into an assignment agreement with the President of the Company to assign all of his interest in an option agreement to acquire 100% of the Eureka project, Argentina, from the title owner, Senor Antonio Guilianotti (“Guilianotti”), for various rental payments and work commitments. On March 5, 2008, pursuant to the terms and conditions of the assignment agreement, the Company issued 8,000,000 shares of common stock to the President and assumed all the rights and obligations of the assignment agreement. The Company and Guilianotti then signed a joint venture agreement with TNR Gold Corp. (“TNR”), a Canadian mining public company in which TNR could acquire a 75% interest in the property by spending a total of $3,000,000 in exploration and option payments before April 20, 2010. The three parties amended the joint venture agreement whereas TNR will pay rental of US$5,000 per month until December 2009 and cover any expenses required to keep the property in good standing. In December 2009, TNR exited the joint venture.

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

7.	RELATED PARTY TRANSACTIONS AND BALANCES

a)	On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. During the year ended October 31, 2011, the Company recorded $102,000 (2010 - $102,000) of management services provided by the President of the Company.

b)	As at October 31, 2011, the Company owes $331,002 (2010 - $253,023) to the President of the Company which consists of accumulated expenses of $31,528 (2010 - $35,549) paid on behalf of the Company and accumulated management fees of $299,474 (2010 - $217,474) owing to the President for services rendered. The amount owing is unsecured, non-interest bearing and due on demand.

c)	As at October 31, 2011, the Company owes $172,000 (2010 - $124,000) to a director of the Company which consists of $48,000 (2010 - $48,000) of management fees for the year pursuant to an agreement entered into on November 18, 2009. The amount owing is unsecured, non-interest bearing and due on demand.

d)	During the year ended October 31, 2011, the Company paid $NIL (2010 - $660) in rent to the President of the Company.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2011 and October 31, 2010

(Expressed in U.S. dollars)

8.	NOTES PAYABLE

a)	During the year ended October 31, 2009, the Company received a loan of $6,783 from a shareholder of the Company. The amount is unsecured, non-interest bearing and is due on demand. As of October 31, 2011 and 2010, the loan has outstanding principal of $6,783.

9.	COMMON STOCK

a)	On June 15, 2011, pursuant to a June 9, 2010 agreement with Goldlake Italia S.p.A. (“Goldlake”), the Company issued 999,550 units at $0.10 per unit for proceeds of $99,955. Each restricted unit consists of one restricted common stock and one restricted share purchase warrant. Each full warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years.

b)	During the year ended October 30, 2011, the Company received subscriptions in the amount of $900,096 for shares to be issued subsequent to the year-end.

c)	On June 8, 2010, the Company issued 3,936,140 restricted units of common stock at $0.05 per unit for proceeds of $196,807. Included in the share proceeds were $24,309 in share subscriptions received during the year ended October 31, 2009. Each restricted unit consists of one restricted common stock and one-half restricted share purchase warrant. Each full warrant enables the purchase of one additional share at a price of $0.10 per share for a period of two years.

d)	On June 21, 2010 and September 8, 2010 pursuant to the terms and conditions of a June 9, 2010 agreement, the Company issued a total of 4,999,487 units of common stock to Goldlake at $0.10 per unit for proceeds of $499,948. Each restricted unit consists of one restricted common stock and one restricted share purchase warrant. Each full warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years.

10.	SHARE PURCHASE WARRANTS

a)	On June 15, 2011, the Company granted 1,999,100 restricted share purchase warrants exercisable for 1,999,100 shares at $0.15 per share for a period of two years pursuant to the agreement relating to the share capital increase of Soltera with Goldlake.

b)	On June 8, 2010, the Company granted 1,968,070 restricted share purchase warrants pursuant to the share subscription agreement. Each warrant enables the purchase of one additional share at a price of $0.10 per share for a period of two years.

c)	On June 21, 2010, the Company granted 2,999,487 restricted share purchase warrants pursuant to the agreement relating to the share capital increase of Soltera with Goldlake. Each warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years.

d)	On September 8, 2010, the Company granted 2,000,000 restricted share purchase warrants pursuant to the agreement relating to the share capital increase of Soltera with Goldlake. Each warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of	Weighted
	shares	average
	issuable for	exercise
	Warrants	price

Balance – October 31, 2010	6,967,557	0.14
Issued	1,999,100	0.15
Exercised	-	-
Expired	-	-

Balance – October 31, 2011	8,966,657	0.14

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2011 and October 31, 2010

(Expressed in U.S. dollars)

10.	SHARE PURCHASE WARRANTS (continued)

As at October 31, 2011, the Company has the following share purchase warrants outstanding:

Number of shares		Remaining
issuable for warrants	Exercise Price	Contractual Life	Expiry Date

1,968,070	$0.10	0.61	June 8, 2012
2,999,487	$0.15	0.64	June 20, 2012
2,000,000	$0.15	0.85	September 7, 2012
1,999,100	$0.15	1.62	June 15, 2013
8,966,657

11.	COMMITMENTS AND CONTINGENCY

a)	On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. In addition, the Company committed to issuing 10% of the issued and outstanding common shares of the Company once the Company: (i) receives a bankable feasibility study on any group of mineral properties which the President of the Company is responsible for bringing to the Company; and (ii) sells any such properties before a bankable feasibility study is completed, provided that the President of the Company does not own more than 65% of the issued and outstanding common shares of the Company at any time. As at October 31, 2011 and 2010, the Company has not issued any common shares to the President of the Company with respect to the management agreement.

b)	In July 2010 the Company was served with a lawsuit by Ambrian Resources AG. Ambrian is suing Soltera for damages on the alleged grounds that Ambrian had negotiated and finalized a binding funding agreement with Soltera during the period April to June 2010 but instead Soltera chose to enter a financing agreement with another company (Goldlake). Ambrian also claims that Soltera used a strategy developed by Ambrian and used information provided by a South African mining engineer who visited the project at Ambrian’s expense. Ambrian is seeking damages in excess of $20 million dollars.

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

Subsequent to the year ended October 31, 2011, this lawsuit was dismissed in consideration of $nil (see Note 15a).

12.	INCOME TAXES

The Company’s deferred income taxes reflect the net effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company is subject to U.S. federal and state income tax and has concluded substantially all U.S. federal and state income tax matters for tax years through October 31, 2006. The tax filings for years from 2007 to 2011 are subject to be audited by U.S. jurisdictions. The Company’s Argentinean subsidiary is subject to Argentinean income tax, the tax filing for the years of 2011 and 2010 are subject to be audited by Argentinean jurisdictions.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2011 and October 31, 2010

(Expressed in U.S. dollars)

12.	INCOME TAXES (continued)

The Company’s potential deferred tax assets arise primarily from net operating loss carryforwards. The Company has a net operating loss carryforward of $3,341,227 available to offset taxable income in future years which commence expiring in fiscal 2026. The Company has recorded a full valuation allowance for the deferred tax assets as the Company’s ability to realize these benefits does not meet the “more likely than not” required criteria.

The Company is subject to United States federal and state income taxes at statutory rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2011	October 31, 2010
	$	$
Income tax recovery at statutory rate	(176,078)	(199,487)
Provision for loan receivable	-	9,421
Net operating loss expired	-	901
Valuation allowance change	176,078	189,165
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at October 31, 2011 and 2010 are as follows:

	October 31, 2011	October 31, 2010
	$	$
Net operating loss carryforward	1,169,500	993,422

Valuation allowance	(1,169,500)	(993,422)

Net deferred income tax asset	–	–

13.	FAIR VALUE MEASUREMENTS

ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1 - applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

●	Level 2 - applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

●	Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, due to related parties and notes payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2011 and October 31, 2010

(Expressed in U.S. dollars)

13.	FAIR VALUE MEASUREMENTS (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2011, as follows:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	October 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$

Cash	526,868	-	-	526,868

Total assets measured at fair value	526,868	-	-	526,868

14.	SEGMENT DISCLOSURES

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions of the Company and its subsidiary. Assets by geographical segment as at October 31, 2011, are as follows:

	United States	Argentina	Total
	$	$	$

Current assets	376,119	169,805	545,924
Mineral property	-	450,000	450,000
Property and equipment, net	-	123,147	123,147

Total assets, at October 31, 2011	376,119	742,952	1,119,071

15.	SUBSEQUENT EVENTS

a)	On January 23, 2013, the lawsuit brought against the Company by Ambrian Resources AG in July 2010 (see Note 11b), was dismissed following a Stipulation and Order for Dismissal, which was entered by both parties, in which all outstanding claims were dismissed in consideration of $NIL.

b)	On February 23, 2012, pursuant to the agreement with Goldlake, the Company issued 9,000,963, units of common stock to Goldlake at $0.10 per unit for proceeds of $900,096, which were included in share subscriptions received as at October 31, 2011. Each restricted unit consists of one restricted common stock and one restricted share purchase warrant. Each full warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years.

c)	On February 2, 2012, the Company issued 999,991 restricted shares of common stock for the exercise of 999,991 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $149,999.

d)	On April 22, 2012, the Company issued 2,000,138 restricted shares of common stock for the exercise of 2,000,138 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $300,021.

e)	On June 8, 2012, the Company issued 3,000,000 restricted shares of common stock for the exercise of 3,000,000 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $450,000.

f)	On September 6, 2012, the Company issued 3,999,992 restricted shares of common stock for the exercise of 3,999,992 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $599,999.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2011 and October 31, 2010

(Expressed in U.S. dollars)

15.	SUBSEQUENT EVENTS (continued)

g)	On November 26, 2012, the Company issued 1,333,333 restricted shares of common stock for the exercise of 1,333,333 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $200,000.

h)	On April 3, 2013, the Company issued 999,670 restricted shares of common stock for the exercise of 999,670 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $149,951.

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

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Soltera’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Soltera’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Soltera’s internal control over financial reporting is a process designed under the supervision of Soltera’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Soltera’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Soltera’s assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Soltera’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Soltera Mining Corp.	Form 10-K - 2011	Page 27

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Soltera’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Soltera’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Soltera’s Chief Financial Officer in connection with the audit of its financial statements as of October 31, 2011 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of October 31, 2011, Soltera’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Soltera Mining Corp.	Form 10-K - 2011	Page 28

Changes in Internal Controls

There were no changes in Soltera’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal year ended October 31, 2011 that materially affected, or are reasonably likely to materially affect, Soltera’s internal control over financial reporting.

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

Soltera Mining Corp.	Form 10-K - 2011	Page 29

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

Soltera Mining Corp.	Form 10-K - 2011	Page 30

(e)	Compliance with Section 16(a) of the Exchange Act.

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

As of October 31, 2011, Soltera did not have a written audit committee charter or similar document.

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

Item 11.   Executive Compensation.

Soltera has paid $150,000 in compensation to its named executive officers during its fiscal year ended October 31, 2011.

Soltera Mining Corp.	Form 10-K - 2011	Page 31

summary compensation table

								Non-
							Non-	Qualified
							Equity	Deferred	All other
Name and	Year	Salary		Bonus	Stock	Option	Incentive	Compen-	compen-	Total
principal position					Awards	Awards	Plan	Sation	sation
		($)		($)	($)	($)	($)	Earnings	($)	($)
								($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Fabio Montanari	2009	102,000	[1]	nil	nil	nil	nil	nil	nil	102,000
CEO	2010	102,000	[1]	nil	nil	nil	nil	nil	nil	102,000
July 2007 – present	2011	102,000	[1]	nil	nil	nil	nil	nil	nil	102,000
CFO
Nov 2009 – present

Kevan Ashworth	2009	76,000	[1]	nil	nil	nil	nil	nil	nil	76,000
Director	2010	48,000	[1]	nil	nil	nil	nil	nil	nil	48,000
April 2008 – present	2011	48,000	[1]	nil	nil	nil	nil	nil	nil	48,000

Nadwynn Sing	2009	nil		nil	nil	nil	nil	nil	nil	nil
CEO	2010	n/a		n/a	n/a	n/a	n/a	n/a	n/a	n/a
Sept 2005 – July 2007	2011	n/a		n/a	n/a	n/a	n/a	n/a	n/a	n/a
CFO
Sept 2005 – Oct 2009

[1]	This compensation has been accrued rather than paid and is due and owing to the named executive officer.

Since Soltera’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

On July 13, 2010, Soltera paid Mr. Montanari $20,000 as payment on account of management services owed. In addition, on August 9, 2010, Soltera paid Mr. Montanari $6,851 as reimbursement of expenses for travel and other costs.

On June 20, 2011, Soltera paid Mr. Montanari $20,000 as payment on account of management services owed. In addition, on June 30, 2011, Soltera paid Mr. Montanari $8,035 as reimbursement of expenses for travel.

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

Soltera Mining Corp.	Form 10-K - 2011	Page 32

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

Item 12.   Security Ownership of Certain Beneficial Holders and Management.

(a)	Security Ownership of Certain Beneficial Owners (more than 5%)

(1)	(2)	(3)		(4)
	Name and Address of Beneficial	Amount and Nature of		Percent
Title of Class	Owner	Beneficial Owner [1]		of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy, 09121	31,300,000	[3]	31.9%

common stock	Goldlake Italia S.p.A. Via Degli Artigiani, 22 Zona Industriale Padule 06024 Gubbio (PG)	44,335,380	[4]	38.5%[4]

common stock	Kevan Ashworth The Cottage Bullbeggars Lane Woking, United Kingdom, GU21 4SQ	7,000,000	[5]	7.1%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2]	Based on 98,167,597 shares of common stock issued and outstanding as of June 10, 2013.
[3]	Excludes the beneficial interest of 3,400,000 shares of common stock, which are in the process of being transferred.
[4]	Includes the 17,002,256 warrants assumed to be exercised for the purpose of this calculation.
[5]	Includes the beneficial interest of 3,000,000 shares of common stock, which are in the process of being transferred.

(b)	Security Ownership of Management

(1)	(2)	(3)		(4)
	Name and Address of Beneficial	Amount and Nature of		Percent
Title of Class	Owner	Beneficial Owner [1]		of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy, 09121	31,300,000	[3]	31.9%

common stock	Kevan Ashworth The Cottage Bullbeggars Lane Woking, United Kingdom, GU21 4SQ	7,000,000	[4]	7.1%

common stock	Dr. Stefano Capaccioli 2/2, via Cenne della Chitarra Arezzo (AR), Italy I52100	0	[5]	0%

common stock	Alessandro Murroni Lomas del Guijarro Paseo Liquidamber Casa Carissa 13 Tegucigalpa, Honduras CA	0		0%

common stock	Arnaldo Massini Via Verdi Giuseppe 72 Gubbio (PG, Italy 06024	0	[6]	0%

common stock	Directors and Executive Officers (as a group)	38,300,000		39.4%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2]	Based on 98,167,597 shares of common stock issued and outstanding as of June 10, 2013.
[3]	Excludes the beneficial interest of 3,400,000 shares of common stock, which are in the process of being transferred.
[4]	Includes the beneficial interest of 3,000,000 shares of common stock, which are in the process of being transferred.
[5]	Dr. Capaccioli and his spouse have a 6.396% indirect interest in Goldlake Italia S.p.A. but do not have any beneficial ownership or control over the voting or sale of Goldlake’s shares in Soltera, with the exception that Dr. Capaccioli is one member of a five member board of directors of Goldlake.
[6]	Mr. Massini has a 9.853% interest in Goldlake Italia S.p.A. but does not have any beneficial ownership or control over the voting or sale of Goldlake’s shares in Soltera, with the exception that Mr. Massini is one member of a five member board of directors of Goldlake.

Soltera Mining Corp.	Form 10-K - 2011	Page 33

(c)	Changes in Control

Management is not aware of any arrangement that may result in a change in control of Soltera as of the date of this report.

However, currently, Goldlake Italia S.p.A., the largest shareholder of Soltera, owns 27,333,124 shares, which represents 27.8% of the issued and outstanding shares of common stock in the capital of Soltera. If Goldlake exercises all of its 17,002,256 warrants, and assuming no other shares are issued, then Goldlake’s beneficial ownership would increase to 38.5% of the issued and outstanding shares of common stock in the capital of Soltera at that time.

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

Soltera Mining Corp.	Form 10-K - 2011	Page 34

(c)	List of subsidiaries

The following is a list of subsidiaries of Soltera and the percentage of voting securities owned by Soltera in each subsidiary:

Subsidiary	Voting Percentage
Incas Mineral S.A.	100%

(d)	Director independence

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

2011 - $45,000 – Manning Elliott LLP – Chartered Accountants

2010 - $40,000 – Manning Elliott LLP – Chartered Accountants

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Soltera’s consolidated financial statements and are not reported in the preceding paragraph:

2011 - $nil – Manning Elliott LLP – Chartered Accountants

2010 - $nil – Manning Elliott LLP – Chartered Accountants

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 - $nil – Manning Elliott LLP – Chartered Accountants

2010 - $nil – Manning Elliott LLP – Chartered Accountants

Soltera Mining Corp.	Form 10-K - 2011	Page 35

(4)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 - $nil – Manning Elliott LLP – Chartered Accountants

2010 - $nil – Manning Elliott LLP – Chartered Accountants

(5) The percentage of hours expended on the principal accountant’s engagement to audit Soltera’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil%.

Item 15.   Exhibits, Financial Statements Schedules.

(a)	Index to and Description of Exhibits.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Soltera’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51841 and SEC File Number 333-131232.

Exhibit	Description	Status

3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed

3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed

3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera’s Form 8-K filed on May 31, 2007 and incorporated herein by reference.	Filed

3.4	Articles of Incorporation of Incas (translated), filed as an Exhibit to Soltera’s Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed

3.5	Licence of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed

3.6	Articles of Incorporation of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed

3.7	Certificate of Amendment of Soltera Mining Corp. dated July 23, 2008, filed as an Exhibit to Soltera’s Form 8-K filed on October 1, 2008, and incorporated herein by reference.	Filed

3.8	Act of Incorporation for Albanian Mines Company sh.a., filed as an Exhibit to Soltera’s Form 8-K (Current Report) on October 23, 2008 and incorporated herein by reference.	Filed

10.1	Property Agreement dated September 22, 2005 between Atlin Mineral Exploration Corp. and Nadwynn Sing, filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed

10.2	Trust Agreement dated September 22, 2005 between Atlin Mineral Exploration Corp. and Nadwynn Sing, filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed

10.3	Management Agreement dated May 1, 2007 between Atlin Mineral Exploration Corp. and Nadwynn Sing, filed as an Exhibit to Soltera’s Form 8-K filed on May 2, 2007 and incorporated herein by reference.	Filed

Soltera Mining Corp.	Form 10-K - 2011	Page 36

Exhibit	Description	Status

10.4	Letter Agreement dated May 22, 2007 between Atlin Mineral Exploration Corp. and Decoors Mining Corp., filed as an Exhibit to Soltera’s Form 8-K filed on May 29, 2007 and incorporated herein by reference.	Filed

10.5	Stock Acquisition Agreement dated July 24, 2007 between Soltera Mining Corp. and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.	Filed

10.6	First Option Agreement dated July 6, 2007 between Antonio Agustin Giulianotti and Incas Mineral, S.A. , filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.	Filed

10.7	Second Option Agreement dated July 6, 2007 between Manuel Bernal Mateo and Incas Mineral, S.A. , filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.	Filed

10.8	Share Transfer Agreement dated July 24, 2007 between Nadwynn Sing and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.	Filed

10.9	Loan Agreement dated July 30, 2007 among Soltera Mining Corp., Incas Mineral, S.A., and Antonio Agustin Giulianotti, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.	Filed

10.10	Share Transfer Agreement Amendment #1 dated August 20, 2007 between Nadwynn Sing and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on September 14, 2007 and incorporated herein by reference.	Filed

10.11	Management Agreement dated August 29, 2007, between Soltera Mining Corp. and Nadwynn Sing, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on September 24, 2007 and incorporated herein by reference.	Filed

10.12	Bare Trust dated July 24, 2007, filed as an Exhibit to Soltera’s Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed

10.13	Assignment Agreement dated February 29, 2008 between Soltera Mining Corp. and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed

10.14	Option Agreement dated March 21, 2007 among TNR Gold Corp., Antonio Agustin Giulianotti, and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
10.15	Stock Acquisition Agreement dated February 29, 2008 between Soltera Mining Corp. and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed

10.16	Cananea Exploration Agreement with an Option to Purchase dated September 25, 2007 among Atzek Mineral S.A. de C.V. and Luis Enrique Fierros Hernandez, Rossina Hernandez Baldenebro, Luigi Meglioli, and Dagoberto Gomez Y Hoyuela, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed

10.17	Colorada Exploration Agreement with an Option to Purchase dated September 26, 2007 among Atzek Mineral S.A. de C.V. and Rafael Vila Melendez, Luis Enrique Vila Mazon, José Vila Mazon, and Beatriz Ontiveros Felix, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed

Soltera Mining Corp.	Form 10-K - 2011	Page 37

Exhibit	Description	Status

10.18	Irrevocable Offer dated April 1, 2009 among Antonio Agustin Giulianotti, Soltera Mining Corp., and TNR Gold Corp., filed as an Exhibit to Soltera’s Form 8-K (Current Report) on May 13, 2009 and incorporated herein by reference.	Filed

10.19	Assignment Agreement dated March 29, 2010 among Fabio Montanari, Incas Mineral, S.A., and Soltera Mining Corp., filed as an Exhibit to Soltera’s Form 8-K (Current Report) on April 6, 2010 and incorporated herein by reference.	Filed

10.20	Joint-Venture or Joint Enterprise Agreement dated February 8, 2010 between Antonio Augustin Giulianotti and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on April 6, 2010 and incorporated herein by reference.	Filed

10.21	Exploration Contract with an Option to Purchase dated February 8, 2010 between Antonio Augustin Giulianotti and Fabio Montanari, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on April 6, 2010 and incorporated herein by reference.	Filed

10.22	Financing Agreement dated June 9, 2010 between Soltera Mining Corp. and Goldlake Italia S.p.A., filed as an Exhibit to Soltera’s Form 8-K (Current Report) on June 18, 2010 and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an Exhibit to Soltera’s Form 10-QSB (Quarterly Report) on September 18, 2007 and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

99.1	Disclosure Committee Charter, filed as an Exhibit to Soltera’s Form 10-K (Annual Report) on August 28, 2009 and incorporated herein by reference.	Filed

101 *	Financial statements from the annual report on Form 10-K of Soltera Mining Corp. for the fiscal year ended October 31, 2011, formatted in XBRL: (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Change in Stockholders’ Equity (deficit); and (v) the Notes to Consolidated Financial Statements.	Included

*	In accordance with Rule 406T of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Soltera Mining Corp.	Form 10-K - 2011	Page 38

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Soltera mining corp.

Dated: June 17, 2013.	By:	/s/ Fabio Montanari
	Name:	Fabio Montanari
	Title:	Director, CEO, and CFO
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Soltera Mining Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Fabio Montanari	President, Chief Executive Officer,	June 17, 2013
Principal Executive Officer, Chief Financial Officer, Treasurer, Corporate Secretary, Principal Financial Officer, Principal Accounting Officer, and Member of the Board of Directors

/s/ Dr. Kevan Ashworth	Member of the Board of Directors	June 17, 2013

/s/ Dr. Stefano Capaccioli	Member of the Board of Directors	June 17, 2013

/s/ Alessandro Murroni	Member of the Board of Directors	June 17, 2013

/s/ Arnaldo Massini	Member of the Board of Directors	June 17, 2013

Soltera Mining Corp.	Form 10-K - 2011	Page 39