Form 10-K
period 2012-10-31
Soltera Mining Corp.
filed 2013-09-30
CIK 1348610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.13on the Pink Sheets, was $4,229,482.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 25, 2013
common stock - $0.001 par value	98,167,597

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Soltera’s registration statement on Form SB-2 on January 24, 2006; Exhibit 3.4 (Articles of Incorporation of Incas) filed as an exhibit to Soltera’s Form 8-K (Current Report) on February 21, 2007; Exhibit 10.5 (Stock Acquisition Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007; Exhibit 10.6 (First Option Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007; Exhibit 10.7 (Second Option Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007; Exhibit 10.9 (Loan Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on August 2, 2007; Exhibit 10.12 (Bare Trust) filed as an exhibit to Soltera’s Form 10-KSB (Annual Report) on February 21, 2008; Exhibit 10.13 (Assignment Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008; Exhibit 10.14 (Option Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008; Exhibit 10.15 (Stock Acquisition Agreement) filed as an exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008; Exhibit 10.18 (Irrevocable Offer) filed as an exhibit to Soltera’s Form 8-K (Current Report) on May 13, 2009; Exhibit 10.22 (Financing Agreement) filed as an exhibit to Soltera’s Form 8-K Report (Current Report) on June 18, 2010 Exhibit 14 (Financial Code of Ethics) filed as an exhibit to Soltera’s Form 10-QSB (Quarterly Report) on September 18, 2007; and Exhibit 99.1 (Disclosure Committee Charter) filed as an Exhibit to Soltera’s Form 10-K (Annual Report) on August 28, 2009.

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended October 31, 2012, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Incas Mineral, S.A. is an Argentinean company that was incorporated on July 6, 2007 (“Incas”).  Incas is a wholly-owned subsidiary of Soltera, with 98% of the shares registered in the name of Soltera and 2% of the shares registered in the name of Fabio Montanari, Soltera’s president, who is holding the shares in trust for Soltera pursuant to the terms and conditions of a bare trust.  See Exhibit 3.4 - Articles of Incorporation of Incas (translated) and Exhibit 10.12 - Bare Trust for more details.

Atzek Mineral SA de CV is a Mexican company that was incorporated on September 25, 2007 (“Atzek”).  Atzek was a wholly-owned subsidiary of Soltera.  See Exhibit 3.5 - Licence of Atzek, Exhibit 3.6 - Articles of Incorporation of Atzek, and Exhibit 10.15 - Stock Acquisition Agreement for more details.  Due to Soltera’s lack of funds, the board of directors decided on December 5, 2009 for reasons of convenience and efficiency to sell Atzek.  As consideration for Aztek, the buyers assumed all responsibility for any existing debt and the future operation of Aztek effective December 23, 2009.

Soltera, together with two Albanian companies, ENER-ALB PROJECTS sh.p.k. and ELITE MINE sh.a., formed a new joint venture company named the Albanian Mines Company sh.a. (the “Albanian Joint Venture Company”) to tender for the rights to mineral properties in Albania.  The Albanian Joint Venture Company was formed on October 17, 2008. See Exhibit 3.8 - Act of Incorporation for more details.  The Albanian Joint Venture Company is currently in good standing and there have been no expenses of any kind.  However, following a request from the other Joint-Venture partner, board of directors decided on November 21, 2012, for reasons of convenience and efficiency, to leave the Joint-Venture.  All rights will pass to the other partner; there were no payments to either party, and the other joint venture partner assumed all responsibility for any existing debt and the future operation of the Albanian Joint Venture Company.

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

A.  Zapaleri Project - Argentinean Property

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

B.  El Torno Project - Argentinean Property

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

j.

From June 30, 2011, and until the El Torno Project is put into production, Incas is required to pay Mr. Mateo $150,000 half-yearly, with the first payment due on or before June 30, 2011.  All payments have been made to date with the next payment due on December 30, 2013.

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

Geology and Mineralization

On the El Torno Project, there is an old mine, exploited by Incas and Jesuits, with more than 1,000 metres (3,280 feet) of galleries.  Since January 2006, the owner of the El Torno Project has been exploiting the alluvial part of the deposit that has a thickness of 2 - 3 metres (6.5 - 9.8 feet) and an alluvial conoid close to the main vein with a maximum thickness of 8 metres (26 feet).  The deposit is composed of a large quartz vein, sub-vertical, running North-South, approximately 14 kilometres (8.7 miles) long, 9 to 14 metres (46 feet) wide, and made up of a stock-work system of narrow quartz veins around the principal quartz vein. This system has a length of approximately 2 kilometres (1.24 miles), running in two principal directions: 100-130° and 0 - 20°.  The El Torno Project was investigated by Puma Minerals in 1997 and by Peñoles between August and December 1999.  Puma Minerals had conducted more than 2,100 metres (6,890 feet) of drilling in 16 holes.  Following the Puma Minerals exploration work, Peñoles, conducted in trenches grab samples, a detailed geologic survey, and geophysical prospecting by IP methods.  In a second stage, Peñoles carried out an estimation of the main structure cut by the drills of Puma in an extension of 1.3 kilometres (0.8 miles).  In the only three geophysical profiles performed by Peñoles on the first 1.3 kilometres (0.8 miles) it was also observed the presence of a cloak-type structure with moderate to high chargeability, located between the 50 and 125 metres (164 and 410 feet) of depth which had not been revealed earlier by the Puma Minerals drills.

Soltera carried out geochemical two stream sediment surveys with the object of finding out whether mineralization extended along the full length of the vein or was confined to the central portion. The first, in late 2007, was strategic and covered about 100 km2, over the whole El Torno property.  The country is rolling highland dissected by streams, so is well suited for this type of survey.  A total of 596 samples were collected at selected locations on stream courses and the -80 mesh fractions analysed in Canada.  The results showed a series of distinct, very strong anomalies extending the full 14 km length of the vein system, indicating that the gold mineralization is present along almost its whole length.   Even more interesting, was the presence of very strong and broad gold anomalies up to 2 km away from the main system, which appear to be centered over large areas of vein suites and stockworks in the country rocks.  One of these anomalies alone is 2 km long by 1.5 km wide.  These broad but strong anomalies gave the first indication that gold mineralization is far more extensive than previously thought and, furthermore, they offer the distinct possibility that wide mineralized areas of country rock may be previously unrecognized large-scale open-pit targets.

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

The first phase, in late 2011, was undertaken by two teams, each consisting of a geologist and four assistants.  Some of the samples were simply lumps taken from rock outcrops, but most were 1 meter to 2 meter-long horizontal chip-channels from trenches.  The samples were then sent to an internationally recognized laboratory (ALS Minerals) for gold analysis.  A total of 1,150 bedrock samples were collected from trenches within an area of about 10 square kilometres covering the central portion of the vein system and the surrounding bedrock.  The results are:

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

Phase 2, in  early 2012, was a second campaign of surface geological mapping and trench sampling concentrated on the ‘hot spots’ in order to assess their potential for open-pit mining and also on those parts of the property that had not yet been sampled.  A total of 10,113 samples were submitted for analysis and the results are still being assessed.

From July to November 2012 Soltera performed a 3D Geophysical survey of a total of 77,200 metres. The preliminary data of the first 12,000 metres show an interesting relation between the anomaly zones of the stream geochemical prospecting of the channel samples corresponding with geophysical chargeable areas. The final results confirmed the presence of chargeable and resistive anomaly several times linked with stream sediments and trench samples geochemical anomalous superficial area.

C.  Albanian Joint Venture

The board of directors decided in November 2012 to abandon the Albanian Joint Venture since the joint venture has been virtually dormant for the past two years.  Soltera will incur no further costs and all rights, responsibilities, and expenses for future operations were passed to the other Albanian Joint Venture partner with no payments between the parties.  Soltera, together with two Albanian companies, ENER-ALB PROJECTS sh.p.k. and ELITE MINE sh.a., formed a new joint venture company named the Albanian Mines Company sh.a. (the “Albanian Joint Venture Company”) to tender for the rights to mineral properties in Albania.  The Albanian Joint Venture Company was formed on October 17, 2008 and came into existence upon the Albanian Joint Venture Company’s Act of Incorporation being filed with and acceptance by the Albanian Register.  See Exhibit 3.8 - Act of Incorporation for more details.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Market Information

Soltera’s common stock was quoted on the NASD OTC Bulletin Board under the symbol “AMXC” from May 23, 2006 to May 30, 2007, and is now quoted under the symbol “SLTA” on the NASD OTC Pink Sheets.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended September 20, 2013.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
20 September2013	$0.1399	$0.1000	Pink OTC Markets Inc.
31 July 2013	$0.160	$0.1001	Pink OTC Markets Inc.
30 April 2013	$0.185	$0.065	Pink OTC Markets Inc.
31 January 2013	$0.165	$0.10	Pink OTC Markets Inc.
31 October 2012	$0.18	$0.06	Pink OTC Markets Inc.
31 July 2012	$0.105	$0.05	Pink OTC Markets Inc.
30 April 2012	$0.08	$0.0312	Pink OTC Markets Inc.
30 January 2012	$0.06	$0.023	Pink OTC Markets Inc.
31 October 2011	$0.085	$0.04	Pink OTC Markets Inc.
31 July 2011	$0.085	$0.0401	Pink OTC Markets Inc.
30 April 2011	$0.22	$0.04	Pink OTC Markets Inc.
30 January 2011	$0.29	$0.08	Pink OTC Markets Inc.
31 October 2010	$0.12	$0.701	Pink OTC Markets Inc.
31 July 2010	$0.26	$0.10	Pink OTC Markets Inc.
30 April 2010	$0.15	$0.05	Pink OTC Markets Inc.
31 January 2010	$0.10	$0.046	Pink OTC Markets Inc.
31 October 2009	$0.12	$0.033	Pink OTC Markets Inc.
31 July 2009	$0.09	$0.025	Pink OTC Markets Inc.
30 April 2009	$0.09	$0.04	Pink OTC Markets Inc.
30 January 2009	$0.11	$0.02	Pink OTC Markets Inc.
31 October 2008	$0.27	$0.014	Pink OTC Markets Inc.
31 July 2008	$0.40	$0.12	Pink OTC Markets Inc.
30 April 2008	$0.585	$0.37	Pink OTC Markets Inc.
31 January 2008	$0.59	$0.40	Pink Sheets LLC
31 October 2007	$0.69	$0.45	Pink Sheets LLC

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

February 2008 - Assignment Agreement and Stock Acquisition Agreement

During the quarter of the fiscal year covered by this report, Soltera issued (a) 8,000,000 restricted shares of common stock in the capital of Soltera pursuant to the terms and conditions of an assignment agreement dated February 29, 2008, and (b) 16,000,000 restricted shares of common stock in the capital of Soltera pursuant to the terms and conditions of a stock acquisition agreement dated February 29, 2008.  The aggregate 24 million restricted shares were issued on March 5, 2008.  See Exhibit 10.13 - Assignment Agreement, Exhibit 10.15 - Stock Acquisition Agreement and Soltera’s Form 8-K (Current Report) filed on March 10, 2008 for more details.

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

On August 31, 2013 Soltera and the warrants holder agreed to extend the expiry date on all existing warrants to September 30, 2013.

For the one non-US subscriber outside the United States in this one closing, Soltera relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  The value of the restricted units was arbitrarily set by Soltera and had no relationship to its assets, book value, revenues or other established criteria of value.  All the restricted common shares issued in this offering were issued for investment purposes in a “private transaction”.  Management is satisfied that Soltera complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Soltera received from the subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares and warrants for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares or warrants with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.  The investment funds were used primarily for working capital.  See Exhibit 10.22 - Financing Agreement for more details.

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

For the exercise of warrants, Soltera relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission for the issuance of the restricted shares of common stock to Goldlake Italia S.p.A. as a non-US subscriber outside the United States.  The value of the restricted shares of common stock was agreed upon between the parties of the Financing Agreement.  Management is satisfied that Soltera complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Soltera received from the subscriber certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares and warrants for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares or warrants with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.  The investment funds were used primarily for working capital.  See Exhibit 10.22 - Financing Agreement for more details.

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

For the exercise of warrants, Soltera relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission for the issuance of the restricted shares of common stock to Goldlake Italia S.p.A. as a non-US subscriber outside the United States.  The value of the restricted shares of common stock was agreed upon between the parties of the Financing Agreement.  Management is satisfied that Soltera complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Soltera received from the subscriber certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares and warrants for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares or warrants with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.  The investment funds were used primarily for working capital.  See Exhibit 10.22 - Financing Agreement for more details.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Soltera’s common stock with the exception of the 17,002,256 non-transferable share purchase warrants held by Goldlake Italia S.p.A., with each warrant convertible into one additional restricted common share at a price of US$0.15 per warrant.  All existing warrants were extended and will now expire on September 30, 2013.

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

Also, on February 29, 2008, Soltera acquired a 25% interest in certain mineral property in Argentina (the “Eureka Claims”) pursuant to the terms and conditions of an option agreement dated March 21, 2007 among TNR Gold Corp., Antonio Agustin Giulianotti, and Mr. Montanari (the “Eureka Option Agreement”).  See Exhibit 10.13 - Assignment Agreement and Exhibit 10.14 - Option Agreement for more details.

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

Plan of Operation

Argentina Exploration Plan

Soltera’s subsidiary Incas Mineral, S.A., has completed its first four phases of the exploration plan for the El Torno Project but has not started to explore the Zapaleri Project as the administrative situation is still to be resolved.  All acquisition option payments required to secure the El Torno Project up to June 30, 2013 have been successfully covered.

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

In addition, management anticipates incurring the following expenses during the next 12 month period:

•

Management anticipates spending approximately $120,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $1,000,000 over the next 12 months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Soltera’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

•

Management anticipates spending approximately $100,000 in complying with Soltera’s obligations as a reporting company under the Securities Exchange Act of 1934.  These expenses will consist primarily of professional fees relating to the preparation of Soltera’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

As at October 31, 2012, Soltera had cash of $685,712 and a working capital deficit of $82,362.  Accordingly, Soltera will require additional financing in the amount of $495,650 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Risk Factors

An investment in Soltera’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Soltera’s Form SB-2/A filed on March 10, 2006 and Soltera’s Form 10-KSB filed on February 21, 2008.

Financial Condition

As at October 31, 2012, Soltera had a cash balance of $685,712.

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

Liquidity and Capital Resources

Soltera had working capital deficiency of $82,362 as of October 31, 2012, compared with a working capital deficiency of $176,026 as of October 31, 2011.

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

Net Cash Used in Operating Activities

Soltera had cash of $685,712 and working capital deficiency of $82,362 at October 31, 2012.

During the fiscal year ended October 31, 2012, Soltera used $1,111,533 in cash for operating activities compared with $433,896 for the previous fiscal year.  This was primarily a result of a higher operating loss in 2012 as well as a larger amount of unpaid costs in accounts payable and accrued liabilities as compared to 2011.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities was $398,273 for the fiscal year ended October 31, 2012 as compared with net cash provided by investing activities of $270,325 for the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to $1,576,719 for the fiscal year ended October 31, 2012 as compared with $1,130,841 for the previous fiscal year, as a result of $76,700 due to related parties and $1,500,019 from proceeds of issuance of common stock.

Results of Operation for the Period Ended October 31, 2012

Soltera has had no operating revenues since its inception on September 21, 2005, through to October 31, 2012.  Soltera’s activities have been financed from the proceeds of share subscriptions.  Since inception, on September 21, 2005, to October 31, 2012, Soltera raised a total of $3,497,729 from private offerings of its shares of common stock.

References to the discussion below to fiscal 2012 are to Soltera’s fiscal year ended on October 31, 2012.  References to fiscal 2011 are to Soltera’s fiscal year ended October 31, 2011.

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2012 $	For the Year Ended October 31, 2012 $	For the Year Ended October 31, 2011 $
	(Audited)	(Audited)	(Audited)
Revenue	-	-	-

Expenses

General and administrative	394,894	119,868	38,614
Professional fees	685,127	148,115	129,563
Management fees	911,428	162,000	162,000
Impairment of mineral property costs	1,534,013	-	-
Travel and accommodation	175,600	42,884	35,839
Exploration and mining expenses	957,124	531,591	131,695
Depreciation	42,651	33,137	5,368

Total Expenses	4,700,837	1,037,595	503,079

Other Income (Expenses)

Interest income	3,668	-	-
Foreign exchange gain	2,370	2,370	-
Provision for other receivables	(155,561)	(123,925)	-

Discontinued Operations

Loss from operations of discontinued Aztek Mineral S.A. de CV	(154,814)	-	-

Net Loss	(5,005,174)	(1,159,150)	(503,079)

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Soltera’s corporate organization, the preparation of Soltera’s financial statements and Soltera’s continuous disclosure filings with the Securities and Exchange Commission.

Mineral Property Costs

Mineral property costs incurred during fiscal 2012 were attributable to the payments made to maintain the contract agreement in good standing and to exploration costs on the El Torno Project in Argentina and on the Real de Cananea and Casita Colorada projects in Mexico.

Off-Balance Sheet Arrangements

Soltera has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at October 31, 2012.

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

Earnings (Loss) Per Share

Soltera computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at October 31, 2012, there were no dilutive securities.

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

October 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Soltera Mining Corp.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, cash flows and stockholders' equity (deficit) for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues, has a working capital deficit at October 31, 2012 and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHARTERED ACCOUNTANTS

Vancouver, Canada

September 9, 2013

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2012	October 31, 2011
ASSETS

Current assets
Cash	$685,712	$526,868
Prepaid expenses	-	94
Amounts receivable	3,244	18,962
Note receivable (Note 5)	26,000	-

TOTAL CURRENT ASSETS	714,956	545,924

Mineral property (Note 6)	750,000	450,000
Property and equipment (Note 7)	162,283	123,147

TOTAL ASSETS	$1,627,239	$1,119,071

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$42,498	$12,328
Accrued liabilities	156,059	187,561
Due to related parties (Note 8)	591,978	515,278
Note payable (Note 9)	6,783	6,783

TOTAL LIABILITIES	797,318	721,950

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock, 200,000,000 shares authorized, $0.001 par value; 95,834,594 shares issued and outstanding (2011 - 76,833,510)	95,834	76,834
Stock subscriptions received	-	900,096
Additional paid-in capital	5,601,941	3,220,826
Donated capital	17,250	17,250
Accumulated other comprehensive income	120,070	28,139
Deficit accumulated during the exploration stage	(5,005,174)	(3,846,024)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	829,921	397,121

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,627,239	$1,119,071

Contingencies and Commitments (Notes 1 and 12)

Subsequent Events (Note 17)

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Comprehensive Loss

(Expressed in U.S. dollars)

	For the Year Ended October 31, 2012	For the Year Ended October 31, 2011	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2012

EXPENSES
Depreciation	$33,137	$5,368	$42,651
General and administrative	119,868	38,614	394,894
Professional fees	148,115	129,563	685,127
Management fees (Note 8)	162,000	162,000	911,428
Impairment of mineral property costs	-	-	1,534,013
Travel accommodation	42,884	35,839	175,600
Exploration and mining expenses	531,591	131,695	957,124

Total expenses	1,037,595	503,079	4,700,837

LOSS BEFORE OTHER ITEMS	(1,037,595)	(503,079)	(4,700,837)

OTHER ITEMS

Interest income	-	-	3,668
Foreign exchange gain	2,370	-	2,370
Provision for amounts receivable (Note 16)	(123,925)	-	(155,561)
Loss from operations of discontinued Atzek Mineral SA de CV	-	-	(154,814)

NET LOSS	(1,159,150)	(503,079)	(5,005,174)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment	91,931	(13,388)	120,070

Total other comprehensive income (loss)	91,931	(13,388)	120,070

COMPREHENSIVE LOSS	$(1,067,219)	$(516,467)	$(4,885,104)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	85,487,232	76,214,611

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	For the Year Ended October 31, 2012	For the Year Ended October 31, 2011	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2012

OPERATING ACTIVITIES
Net loss	$(1,159,150)	$(503,079)	$(5,005,174)
Adjustments for non-cash items:
Depreciation	33,137	5,368	42,651
Donated rent	-	-	7,750
Donated services	-	-	9,500
Impairment of mineral property costs	-	-	1,537,963
Provision for amounts receivable	123,925	-	172,772
Loss from disposal of Aztek Mineral SA de CV	-	-	633

Changes in operating assets and liabilities:
Prepaid expenses	94	(94)	5,156
Amounts receivable	(108,207)	(18,962)	(172,206)
Accounts payable and accrued liabilities	(1,332)	82,871	200,946
NET CASH USED IN OPERATING ACTIVITIES	(1,111,533)	(433,896)	(3,200,009)

INVESTING ACTIVITIES
Net cash paid on acquisition of Atzek Mineral SA de CV	-	-	(49,654)
Note receivable	(26,000)	-	(26,000)
Payments for mineral property acquisition	(300,000)	(150,000)	(950,000)
Purchase of property and equipment	(72,273)	(120,325)	(204,206)
NET CASH USED IN INVESTING ACTIVITIES	(398,273)	(270,325)	(1,229,860)

FINANCING ACTIVITIES
Due to related parties	76,700	130,790	591,978
Proceeds from promissory notes	-	-	6,783
Share subscription received	-	900,096	900,096
Proceeds from issuance of common stock, net	1,500,019	99,955	3,497,729
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,576,719	1,130,841	4,996,586

EFFECT OF EXCHANGE RATE CHANGES ON CASH	91,931	(13,388)	118,995

INCREASE IN CASH	158,844	413,232	685,712

CASH - BEGINNING	526,868	113,636	-
CASH - END	$685,712	$526,868	$685,712

Non-cash Investing and Financing Activities:
Shares issued to acquire Atzek Mineral SA de CV	$-	$-	$864,000
Shares issued for mineral property acquisition costs	-	-	435,950

Supplemental Disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Share Subscriptions Received	Donated Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total
Balance - September 21, 2005 (Date of Inception)	$-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for mineral property at $0.001/share	23,700,000	23,700	(19,750)					3,950
Common stock issued for cash at $0.02/share	16,065,000	16,065	37,485	-	-	-	-	53,550
Donated services and expenses	-	-	-	-	750	-	-	750
Net loss for the period	-	-	-	-	-	-	(10,225)	(10,225)
Balance - October 31, 2005	39,765,000	39,765	17,735	-	750	-	(10,225)	48,025
Donated services and expenses	-	-	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	-	-	(30,581)	(30,581)
Balance - October 31, 2006	39,765,000	39,765	17,735	-	9,750	-	(40,806)	26,444
Common stock issued for cash at $0.17/share, net of issuance cost of $1,300	600,000	600	98,100	-	-	-	-	98,700
Common stock issued for cash at $0.40/share	1,000,000	1,000	399,000	-	-	-	-	400,000
Common stock issued for cash at $0.5/share	1,200,000	1,200	598,800	-	-	-	-	600,000
Donated services and expenses	-	-	-	-	5,250	-	-	5,250
Foreign exchange currency translation	-	-	-	-	-	(361)	-	(361)
Net loss for the year	-	-	-	-	-	-	(231,995)	(231,995)
Balance - October 31, 2007	42,565,000	42,565	1,113,635	-	15,000	(361)	(272,801)	898,038
Common stock issued for cash at $0.15/share	333,333	333	49,667	-	-	-	-	50,000
Common stock issued for acquisition and subsidiary	16,000,000	16,000	848,000	-	-	-	-	864,000
Common stock issued for mineral option	8,000,000	8,000	424,000	-	-	-	-	432,000
Donated services and expenses	-	-	-	-	2,250	-	-	2,250
Foreign exchange currency translation	-	-	-	-	-	18,201	-	18,201
Share issuance costs	-	-	(1,250)	-	-	-	-	(1,250)
Net loss for the year	-	-	-	-	-	-	(2,121,391)	(2,121,391)
Balance - October 31, 2008	66,898,333	66,898	2,434,052	-	17,250	17,840	(2,394,192)	141,848

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Share Subscriptions Received	Donated Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total
Balance - October 31, 2008	66,898,333	66,898	2,434,052	-	17,250	17,840	(2,394,192)	141,848
Share subscriptions received	-	-	-	24,309	-	-	-	24,309
Foreign exchange currency translation	-	-	-	-	-	3,227	-	3,227
Net loss for the year	-	-	-	-	-	-	(378,790)	(378,790)
Balance - October 31, 2009	66,898,333	66,898	2,434,052	24,309	17,250	21,067	(2,772,982)	(209,406)
Common stock issued for cash at $0.05/share	3,936,140	3,937	192,870	(24,309)	-	-	-	172,498
Common stock issued for cash at $0.10/share	4,999,487	4,999	494,949	-	-	-	-	499,948
Foreign exchange currency translation	-	-	-	-	-	20,460	-	20,460
Net loss for the year	-	-	-	-	-	-	(569,963)	(569,963)
Balance - October 31, 2010	75,833,960	75,834	3,121,871	-	17,250	41,527	(3,342,945)	(86,463)
Common stock issued for cash at $0.10/share	999,550	1,000	98,955	-	-	-	-	99,955
Share subscriptions received	-	-	-	900,096	-	-	-	900,096
Foreign exchange currency translation	-	-	-	-	-	(13,388)	-	(13,388)
Net loss for the year	-	-	-	-	-	-	(503,079)	(503,079)
Balance - October 31, 2011	76,833,510	76,834	3,220,826	900,096	17,250	28,139	(3,846,024)	397,121
Common stock issued for cash at $0.10/share	9,000,963	9,000	891,096	(900,096)	-	-	-	-
Common stock issued pursuant to exercise of warrants at $0.15/share	10,000,121	10,000	1,490,019	-	-	-	-	1,500,019
Foreign exchange currency translation	-	-	-	-	-	91,931	-	91,931
Net loss for the year	-	-	-	-	-	-	(1,159,150)	(1,159,150)
Balance - October 31, 2012	95,834,594	95,834	5,601,941	-	17,250	120,070	(5,005,174)	829,921

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2012 and October 31, 2011

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2012, the Company has a working capital deficit of $82,362 and has accumulated losses of $5,005,174 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Consolidated Financial Statements and Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements consolidate the Company with its Argentinean wholly-owned subsidiary, Incas Mineral, S.A. (“Incas”). All intercompany transactions have been eliminated. The Company’s fiscal year end is October 31.

b)  Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of amounts receivable and mineral property acquisition costs, deferred income tax asset valuation allowances, and any contingent liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)  Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2012 and 2011, there were 15,000,392 potentially dilutive securities outstanding.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2012 and October 31, 2011

(Expressed in U.S. dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)  Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at October 31, 2012 and 2011, the Company’s only component of comprehensive income (loss) was foreign currency translation adjustments.

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

g)  Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the useful lives on a straight-line basis over 3 to 10 years as follows:

Automobile	4 years
Computer equipment	3 years
Furniture and fixtures	10 years
Machinery and equipment	5 years
Tools and small items	3 years
Leasehold improvements	3 years

h)  Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2012 and October 31, 2011

(Expressed in U.S. dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i)  Asset Retirement Obligations

The Company follows the provisions of ASC 440, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as of October 31, 2012 and 2011.

j)  Financial Instruments

Financial instruments, which include cash, note receivable, accounts payable, amounts due to related parties and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Argentina, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)  Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes and measures tax positions taken or expected to be taken in its tax return based on their technical merit and assesses the likelihood that the positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. Interest and penalties on tax liabilities, if any, would be recorded in operating expenses.

l)   Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Payments and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2012 and October 31, 2011

(Expressed in U.S. dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

n)  Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under Statement of Financial Accounting Standards, or ASC 320, Investments - Debt and Equity Securities. The Company follows the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. As at October 31, 2012, the Company did not have any marketable securities.

o)  Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measures and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This guidance requires expanded disclosures only, and did not have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2012 and October 31, 2011

(Expressed in U.S. dollars)

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

4.  JOINT VENTURE

On October 17, 2008, the Company formed a joint venture company named the Albanian Mines Company sh.a. with two Albanian companies to tender for the rights to mineral properties in Albania. The Company has a 25% interest in the joint venture company which is accounted for under the equity method of accounting. As at October 31, 2012 and 2011, the joint venture has not incurred any costs.

5.  NOTE RECEIVABLE

During the year ended October 31, 2012, the Company advanced $26,000 to a minority shareholder of the Company. The amount is unsecured, non-interest bearing and is due on demand. The amount is due on or before October 31, 2013. As at October 31, 2012, the balance of the note receivable is $26,000 (2011: $nil).

6.  MINERAL PROPERTIES

a)

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

1.

$50,000 on or before June 30, 2008 (Paid)

2.

$100,000 on or before June 30, 2009 (Paid)

3.

$200,000 on before June 30, 2010 (Paid)

4.

$150,000 every six months with the first payment due on or before June 30, 2011(June 30, 2011 – paid; December 31, 2011 – paid; June 30, 2012 – paid)

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2012 and October 31, 2011

(Expressed in U.S. dollars)

6.  MINERAL PROPERTIES (continued)

(5)

Incas will make an investment of $1,000,000 in exploration of the El Torno Project on or before July 6, 2009, which was extended to December 31, 2011 (completed).

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

7.  PROPERTY AND EQUIPMENT

	October 31, 2012	October 31, 2011
Automobile	$181,922	$118,952
Computer equipment	4,048	1,081
Furniture and fixtures	10,247	5,541
Machinery and equipment	4,639	3,632
Tools and small items	341	508
Leasehold improvements	792	-

	201,989	129,714
Less accumulated depreciation	(39,706)	(6,567)

Net Book Value	$162,283	$123,147

8.  RELATED PARTY TRANSACTIONS AND BALANCES

a)

On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. During the year ended October 31, 2012, the Company recorded $102,000 (2011 - $102,000) of management services provided by the President of the Company.

b)

As at October 31, 2012, the Company owes $371,978 (2011 - $331,002) to the President of the Company which consists of accumulated expenses of $13,478 (2011 - $31,528) paid on behalf of the Company and accumulated management fees of $358,500 (2011 - $299,474) owing to the President for services rendered. The amount owing is unsecured, non-interest bearing and due on demand.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2012 and October 31, 2011

(Expressed in U.S. dollars)

8.  RELATED PARTY TRANSACTIONS AND BALANCES (continued)

c)

As at October 31, 2012, the Company owes $220,000 (2011 - $172,000) to a director of the Company which consists of $48,000 (2011 – $48,000) of management fees for the year pursuant to an agreement entered into on November 18, 2009. The amount owing is unsecured, non-interest bearing and due on demand.

9.  NOTE PAYABLE

During the year ended October 31, 2009, the Company received a loan of $6,783 from a shareholder of the Company. The amount is unsecured, non-interest bearing and is due on demand. As of October 31, 2012 and 2011, the loan has outstanding principal of $6,783.

10.  COMMON STOCK

Transactions during the years ended October 31, 2012 and 2011:

a)

On September 6, 2012, the Company issued 3,999,992 restricted shares of common stock for the exercise of 3,999,992 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $599,999.

b)

On June 8, 2012, the Company issued 3,000,000 restricted shares of common stock for the exercise of 3,000,000 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $450,000.

c)

On April 22, 2012, the Company issued 2,000,138 restricted shares of common stock for the exercise of 2,000,138 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $300,021.

d)

On February 23, 2012, pursuant to a June 9, 2010 agreement with Goldlake Italia S.p.A. (“Goldlake”), the Company issued 9,000,963 units of common stock at $0.10 per unit for proceeds of $900,096. Each restricted unit consists of one restricted common stock and one restricted share purchase warrant. Each full warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years.

e)

On February 23, 2012, the Company issued 999,991 restricted shares of common stock for the exercise of 999,991 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $149,999.

f)

On June 15, 2011, pursuant to a June 9, 2010 agreement with Goldlake, the Company issued 999,550 units of common stock at $0.10 per unit for proceeds of $99,955. Each restricted unit consists of one restricted common stock and one restricted share purchase warrant. Each full warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2012 and October 31, 2011

(Expressed in U.S. dollars)

11.  SHARE PURCHASE WARRANTS

a)

During the year ended October 31, 2012, the Company issued 10,000,121 restricted common stock pursuant to the exercise of share purchase warrants, at an exercise price of $0.15, for total proceeds of $1,500,018.

b)

On February 23, 2012, the Company granted 18,001,926 restricted share purchase warrants pursuant to the agreement relating to the share capital increase of Soltera with Goldlake. Each warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years.

c)

On June 15, 2011, the Company granted 1,999,100 restricted share purchase warrants pursuant to the agreement relating to the share capital increase of Soltera with Goldlake. Each warrant enables Goldlake to purchase two additional shares at a price of $0.15 per share for a period of two years.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Shares Issuable for Warrants	Weighted Average Exercise Price
Balance - October 31, 2010	6,957,557	$ 0.14
Issued	1,999,100	0.15
Balance - October 31, 2011	8,966,657	0.14
Issued	18,001,926	0.15
Exercised	(10,000,121)	0.15
Expired	(1,968,070)	0.10
Balance - October 31, 2012	15,000,392	$ 0.15

As at October 31, 2012, the Company has the following share purchase warrants outstanding:

Number of Shares Issuable for warrants	Exercise Price	Remaining Contractual Life	Expiry Date
15,000,392	$0.15	1.31	February 22, 2014

12.  COMMITMENTS AND CONTINGENCY

a)

On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. In addition, the Company committed to issuing 10% of the issued and outstanding common shares of the Company once the Company: (i) receives a bankable feasibility study on any group of mineral properties which the President of the Company is responsible for bringing to the Company; and (ii) sells any such properties before a bankable feasibility study is completed, provided that the President of the Company does not own more than 65% of the issued and outstanding common shares of the Company at any time. As at October 31, 2012 and 2011, the Company has not issued any common shares to the President of the Company with respect to the management agreement.

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

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2012 and October 31, 2011

(Expressed in U.S. dollars)

12.  COMMITMENTS AND CONTINGENCY (continued)

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

Subsequent to the year ended October 31, 2012, the lawsuit was dismissed in consideration of $nil.

13.  INCOME TAXES

The Company’s deferred income taxes reflect the net effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company is subject to U.S. federal and statement income tax and has concluded substantially all U.S. federal and state income tax matters for tax years through October 31, 2006. The tax filings for years from 2007 to 2012 are subject to be audited by U.S. jurisdictions. The Company’s Argentinean subsidiary is subject to Argentinean income tax, the tax filing for years from 2007 to 2012 are subject to be audited by Argentinean jurisdictions.

The Company’s potential deferred tax assets arise primarily from net operating loss carryovers. The Company has a net operating loss carry forward of $4,376,453 available to offset taxable income in future years which commence expiring in fiscal 2026. The Company has recorded a full valuation allowance for the deferred tax assets as the Company’s ability to realize these benefits does not meet the “more likely than not” required criteria.

The Company is subject to United States federal and state income taxes at statutory rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2012 $	October 31, 2011 $

Income tax recovery at statutory rate	(405,703)	(176,078)

Provision for other receivables	43,374	-

Net operating loss expired	-	-

Valuation allowance change	362,329	176,078

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at October 31, 2012 and 2011 are as follows:

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2012 and October 31, 2011

(Expressed in U.S. dollars)

13.  INCOME TAXES (continued)

	October 31, 2012 $	October 31, 2011 $

Net operating loss carryforward	1,531,829	1,169,500

Valuation allowance	(1,531,829)	(1,169,500)

Net deferred income tax asset	–	–

14.  FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments consist principally of cash, note receivable, accounts payable, due to related parties and note payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2012, as follows:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active Markets	Other	Significant	Balance as of
	For Identical	Observable	Unobservable	October 31,
	Instruments	Inputs	Inputs	2012
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$

Cash	685,712	-	-	685,712

Total assets measured at fair value	685,712	-	-	685,712

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2012 and October 31, 2011

(Expressed in U.S. dollars)

15.  SEGMENT DISCLOSURES

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions of the Company and its subsidiary. Assets by geographical segment as at October 31, 2011 and 2012, are as follows:

	United States	Argentina	Total
	$	$	$

Current assets	376,119	169,805	545,924
Mineral property	-	450,000	450,000
Property and equipment, net	-	123,147	123,147

Total assets, at October 31, 2011	376,119	742,952	1,119,071
Current assets	695,792	19,164	714,956
Mineral property	-	750,000	750,000
Property and equipment, net	-	162,283	162,283

Total assets, at October 31, 2012	695,792	931,447	1,627,239

16.  PROVISION FOR AMOUNTS RECEIVABLE

The provision for amounts receivable is a write down of the VAT sales tax receivable claimed  in Argentina of $123,925 (2011: $nil) due to uncertainty in recovery. The VAT may be collected after the Company commences commercial mining production.

17.  SUBSEQUENT EVENTS

a)

On April 3, 2013, the Company issued 999,670 restricted shares of common stock for the exercise of 999,670 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $149,951.

b)

On January 23, 2013, the lawsuit brought against the Company by Ambrian Resources AG in July 2010 (see Note 12b), was dismissed following a Stipulation and Order for Dismissal, which was entered by both parties, in which all outstanding claims were dismissed in consideration of $NIL.

c)

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Soltera’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Soltera’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Soltera’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Soltera’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Soltera’s Chief Financial Officer in connection with the audit of its financial statements as of October 31, 2012 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of October 31, 2012, Soltera’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Soltera’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal year ended October 31, 2012 that materially affected, or are reasonably likely to materially affect, Soltera’s internal control over financial reporting.

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

The Directors and Officers of Soltera are as follow:

Name	Age	Positions Held and Tenure
Fabio Montanari	56	President, Chief Executive Officer, Principal Executive Officer, and Director since July 24, 2007 Chief Financial Officer, Treasurer, and Corporate Secretary since November 1, 2009
Kevan Lynton Ashworth	76	Director since April 16, 2008
Dr. Stefano Capaccioli	43	Director since August 27, 2010
Alessandro Murroni	46	Director since April 24, 2012
Arnaldo Massini	71	Director since April 24, 2012

The Directors named above will serve until the next annual meeting of the stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Fabio Montanari  Mr. Montanari (56 years old) has been a director and officer of Soltera since July 2007.  Mr. Montanari has been a geologist since 1985.  Mr. Montanari received his Doctor Degree in Geology in 1985 from the University of Ferrara (Italy).  Mr. Montanari is the president of two private Argentinean mining companies, Eureka Mining & Exploration S.A. and Puna Minerals S.A., which in turn are both owned by Bezant Resources (30%), an AIM and ASX listed company, and by Anglo Tanzania plc (70%), a subsidiary of Bezant Resources.

Kevan Lynton Ashworth  Dr. Ashworth (76) has been a director of Soltera since April 2008.  During the past five years, Dr. Ashworth has been a consultant for mineral exploration and mining companies.  Dr. Ashworth does not hold a directorship in any other reporting company with the exception of Hollingsworth Minerals Inc. (iron, Canada) and Guardia plc (finance, UK).

Dr. Stefano Capaccioli  Dr. Capaccioli (43) has been a director of Soltera since August 2010.  During the past five years, Dr. Capaccioli has been an independent consultant.  Dr. Capaccioli is a chartered accountant and auditor who is the founder and Chief Executive Officer of Studio Capaccioli, a company of chartered accountants, tax consultants, accounting and business consultants based in Arezzo, Italy.  Dr. Capaccioli is a Board Member of several private companies and is a director responsible for tax and legal issues for the Goldlake Group.  Dr. Capaccioli joined the Goldlake Group in 2003 and contributed to the founding of their companies in both the UK and Central America.

Alessandro Murroni  Mr. Murroni (46) has been a director of Soltera since April 2012.  During the past five years, Mr. Murroni has been the Managing Director of the Goldlake-owned Five Star Mining S.A. de C.V. and Eurocantera S.A. de C.V., both Honduran mining companies.  Mr. Murroni received his mining degree at the G. Asproni Technical Mining Institute in Iglesias, Italy.

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

•

a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•

convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

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

•

found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

•

found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•

any Federal or State securities or commodities law or regulation; or

•

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

•

any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member;

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

(e)  Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Soltera is not aware of any failures to file a required report during the period covered by this annual report, with the exception that Dr. Stefano Capaccioli, Alessandro Murroni. and Arnaldo Massini each failed to file a Form 3 - Initial Statement of Beneficial Ownership of Securities.

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

As of October 31, 2012, Soltera did not have a written audit committee charter or similar document.

(i)  Code of Ethics

Soltera has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 - Code of Ethics for more information.  Soltera undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Fabio Montanari at (303) 800-5752 to request a copy of Soltera’s financial code of ethics.  Management believes Soltera’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

Soltera has paid $150,000 in compensation to its named executive officers during its fiscal year ended October 31, 2012.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)
Fabio Montanari CEO July 2007 - present CFO Nov 2009 - present	2010 2011 2012	102,000[1] 102,000[1] 102,000[1]	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	102,000 102,000 102,000
Kevan Ashworth Director April 2008 - present	2010 2011 2012	48,000 [1] 48,000[1] 48,000[1]	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	48,000 48,000 48,000

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

On May 29, 2012, Soltera paid Mr. Montanari $15,000 as payment on account of management services owed.

On June 13, 2012, Soltera paid Mr. Montanari $20,000 as payment on account of management services owed.

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

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)  Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy, 09121	31,300,000	31.9%
common stock	Goldlake Italia S.p.A. Via Degli Artigiani, 22 Zona Industriale Padule 06024 Gubbio (PG)	44,335,380 [3]	38.5% [3]
common stock	Kevan Ashworth The Cottage Bullbeggars Lane Woking, United Kingdom, GU21 4SQ	7,000,000	7.1%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 98,167,597shares of common stock issued and outstanding as of September 25, 2013.

[3] Includes the 17,002,256 warrants assumed to be exercised for the purpose of this calculation.

(b)  Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy, 09121	31,300,000	31.9%
common stock	Kevan Ashworth The Cottage Bullbeggars Lane Woking, United Kingdom, GU21 4SQ	7,000,000	7.1%
common stock	Dr. Stefano Capaccioli 2/2, via Cenne della Chitarra Arezzo (AR), Italy I52100	0 [3]	0%
common stock	Alessandro Murroni Lomas del Guijarro Paseo Liquidamber Casa Carissa 13 Tegucigalpa, Honduras CA	0	0%
common stock	Arnaldo Massini Via Verdi Giuseppe 72 Gubbio (PG, Italy 06024	0 [4]	0%
common stock	Directors and Executive Officers (as a group)	38,300,000	39.0%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2]  Based on 98,167,597shares of common stock issued and outstanding as of September 25, 2013.

[3] Dr. Capaccioli and his spouse have a 6.396% indirect interest in Goldlake Italia S.p.A. but do not have any beneficial ownership or control over the voting or sale of Goldlake’s shares in Soltera, with the exception that Dr. Capaccioli is one member of a five member board of directors of Goldlake.

[4] Mr. Massini has a 9.853% interest in Goldlake Italia S.p.A. but does not have any beneficial ownership or control over the voting or sale of Goldlake’s shares in Soltera, with the exception that Mr. Massini is one member of a five member board of directors of Goldlake.

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

Item 13.  Certain Relationships and Related Transactions.

Since the beginning of Soltera’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Soltera was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Soltera’s total assets at year-end for the last three completed fiscal years, except for the following:

1.  Acquisition of Subsidiary

Pursuant to the terms and conditions of a stock acquisition agreement, Soltera acquired all of the shares of Incas Mineral, S.A. from Fabio Montanari, Soltera’s President, for the purchase price of $1,500.  Incas is a wholly-owned subsidiary of Soltera, with 98% of the shares registered in the name of Soltera and 2% of the shares registered in the name of Fabio Montanari, Soltera’s president, who is holding the shares in trust for Soltera pursuant to the terms and conditions of a bare trust.  See Exhibit 10.5 - Stock Acquisition Agreement and Exhibit 10.12 - Bare Trust for more details.

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

As of the date of this annual report, Soltera has received from Goldlake an aggregate $3,349,968 of the financing, including the proceeds from the exercise of warrants.  See Exhibit 10.22 - Financing Agreement for more details.

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

2012 - $64,995 - Manning Elliott LLP - Chartered Accountants

2011 - $45,000 - Manning Elliott LLP - Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Soltera’s consolidated financial statements and are not reported in the preceding paragraph:

2012 - $nil - Manning Elliott LLP - Chartered Accountants

2011 - $nil - Manning Elliott LLP - Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 - $nil - Manning Elliott LLP - Chartered Accountants

2011 - $nil - Manning Elliott LLP - Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012 - $nil - Manning Elliott LLP - Chartered Accountants

2011 - $nil - Manning Elliott LLP - Chartered Accountants

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

Filed

Exhibit	Description	Status
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
101 *

Financial statements from the annual report on Form 10-K of Soltera Mining Corp. for the fiscal year ended October 31, 2012, formatted in XBRL:  (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Change in Stockholders’ Equity (deficit); and (v) the Notes to Consolidated Financial Statements.

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

SOLTERA MINING CORP.

Dated: September 25, 2013	By: /s/ Fabio Montanari
Name: Fabio Montanari
Title: Director, CEO, and CFO
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Soltera Mining Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Fabio Montanari

President, Chief Executive Officer,

Principal Executive Officer,

Chief Financial Officer, Treasurer,

Corporate Secretary, Principal Financial Officer, Principal Accounting Officer, and

Member of the Board of Directors

September 25, 2013

/s/ Dr. Kevan Ashworth	Member of the Board of Directors	September 25, 2013

/s/ Dr. Stefano Capaccioli	Member of the Board of Directors	September 25, 2013

/s/ Alessandro Murroni	Member of the Board of Directors	September 25, 2013

/s/ Arnaldo Massini	Member of the Board of Directors	September 25, 2013