Form 10-Q
period 2009-01-31
Soltera Mining Corp.
filed 2013-10-25
CIK 1348610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

Commission file number 000-51841

SOLTERA MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)

20801 Biscayne Boulevard, 4th Floor, Aventura, Florida (Address of principal executive offices)	33180 (Zip Code)

303-800-5752 (Registrant’s telephone number, including area code)

n/a (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ] Yes   [X]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes   [X]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes  [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 22, 2013
common stock - $0.001 par value	98,167,597

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [  X  ]

2009 Form 10-Q – Q1	Soltera Mining Corp.	2

PART I - FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 (c) (2) (i) & (ii), Soltera need not file Part 1 - Financial Information for the following reasons:

•

The registrant is not in the production stage but is engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal; and

•

The registrant has not been in production during the current fiscal year or the two years immediately prior thereto; and

•

The registrant has not received any receipts from the sale of mineral products or from the operations of mineral producing properties since it does not sell mineral products nor conduct operations of mineral producing properties.

2009 Form 10-Q – Q1	Soltera Mining Corp.	3

PART II - OTHER INFORMATION

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

Soltera denied and continued to deny all claims in the lawsuit and retained a Nevada litigator to defend the action brought against it by Ambrian in the State of Nevada.  Soltera was also seeking to have the lawsuit dismissed on the grounds that there was no binding agreement with Ambrian.  On January 23, 2013 a Stipulation and Order for Dismissal was entered by both parties in which all outstanding claims were dismissed with prejudice in consideration of nil. (Visit  website ref.# A619956 for status.)

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

Currently, there are no outstanding options or warrants to purchase, or securities convertible into, shares of Soltera’s common stock.

2009 Form 10-Q – Q1	Soltera Mining Corp.	4

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

Item 6.  Exhibits

(a)

Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Soltera’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51841 and SEC File Number 333-131232.

Exhibit	Description	Status
3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera’s Form 8-K filed on May 31, 2007 and incorporated herein by reference	Filed
3.4	Articles of Incorporation of Incas (translated), filed as an Exhibit to Soltera’s Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed
3.5	Licence of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
3.6	Articles of Incorporation of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed

2009 Form 10-Q – Q1	Soltera Mining Corp.	5

Exhibit	Description	Status
3.7	Certificate of Amendment of Soltera Mining Corp. dated July 23, 2008, filed as an Exhibit to Soltera’s Form 8-K filed on October 1, 2008, and incorporated herein by reference.	Filed
3.8	Act of Incorporation for Albanian Mines Company sh.a., filed as an Exhibit to Soltera’s Form 8-K (Current Report) on October 23, 2008 and incorporated herein by reference.	Filed
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

Filed

2009 Form 10-Q – Q1	Soltera Mining Corp.	6

Exhibit	Description	Status
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

Filed
14	Code of Ethics, filed as an Exhibit to Soltera’s Form 10-QSB (Quarterly Report) on September 18, 2007 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Soltera’s Form 10-K (Annual Report) on August 28, 2009 and incorporated herein by reference.	Filed

2009 Form 10-Q – Q1	Soltera Mining Corp.	7

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

Dated: October 22, 2013	By: /s/ Fabio Montanari
Name: Fabio Montanari
Title:Director and CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)