Form 10-Q
period 2009-04-30
Soltera Mining Corp.
filed 2013-10-25
CIK 1348610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes  [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 22, 2013
common stock - $0.001 par value	98,167,597

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [  X  ]

2009 Form 10-Q – Q2	Soltera Mining Corp.	2

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

2009 Form 10-Q – Q2	Soltera Mining Corp.	3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Soltera is not a party to any pending legal proceedings and, to the best of Soltera’s knowledge, none of Soltera’s property or assets are the subject of any pending legal proceedings, with the exception of the following:

            Zapaleri Project

Soltera is aware of a potential claim dispute on the Zapaleri Project.  However, management believes that Soltera’s ownership rights are in good standing.  If Soltera’s ownership rights are lost, Soltera will promptly file a Form 8-K with the SEC disclosing the loss of ownership rights.   The legal dispute affects Incas’ rights on the Zapaleri Project and must be solved by the mining Chamber of the Jujuy Province.  Soltera is currently waiting for the decision of themining Chamber of the Jujuy Province. As a result of the legal dispute and until it is resolved, Incas is not required to commence any work or expense on this project.  After the solution of the legal dispute, ifpositive, Incas will have the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the Zapaleri Project upon fulfilling the conditions of the Second Option Agreement.

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

Soltera denied and continued to deny all claims in the lawsuit and retained a Nevada litigator to defend the action brought against it by Ambrian in the State of Nevada.  Soltera was also seeking to have the lawsuit dismissed on the grounds that there was no binding agreement with Ambrian.  On January 23, 2013 a Stipulation and Order for Dismissal was entered by both parties in which all outstanding claims were dismissed with prejudice in consideration of nil. (Visit Clark County Courts Records Inquirywebsite ref.# A619956 for status.)

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

Currently, there are no outstanding options or warrants to purchase, or securities convertible into, shares of Soltera’s common stock.

.

2009 Form 10-Q – Q2	Soltera Mining Corp.	4

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

Item 6.  Exhibits

(a)               Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Soltera’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51841 and SEC File Number 333-131232..

Exhibit	Description	Status
3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera’s Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera’s Form 8-K filed on May 31, 2007 and incorporated herein by reference	Filed
3.4	Articles of Incorporation of Incas (translated), filed as an Exhibit to Soltera’s Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed
3.5	Licence of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
3.6	Articles of Incorporation of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed

2009 Form 10-Q – Q2	Soltera Mining Corp.	5

Exhibit	Description	Status
3.7	Certificate of Amendment of Soltera Mining Corp. dated July 23, 2008, filed as an Exhibit to Soltera’s Form 8-K filed on October 1, 2008, and incorporated herein by reference.	Filed
3.8	Act of Incorporation for Albanian Mines Company sh.a., filed as an Exhibit to Soltera’s Form 8-K (Current Report) on October 23, 2008 and incorporated herein by reference.	Filed
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

Filed

2009 Form 10-Q – Q2	Soltera Mining Corp.	6

Exhibit	Description	Status
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

Filed
14	Code of Ethics, filed as an Exhibit to Soltera’s Form 10-QSB (Quarterly Report) on September 18, 2007 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Soltera’s Form 10-K (Annual Report) on August 28, 2009 and incorporated herein by reference.	Filed

2009 Form 10-Q – Q2	Soltera Mining Corp.	7

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

Dated: October 22, 2013	By: /s/ Fabio Montanari
Name: Fabio Montanari
Title:Director and CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)