Form 10-K/A
period 2009-10-31
Soltera Mining Corp.
filed 2013-12-23
CIK 1348610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K/A

1st Amendment

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 000-51841

SOLTERA MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
Commission file number 000-51841 (Address of principal executive offices)	33180 (Zip Code)

Registrant’s telephone number, including area code:  303 800 5752

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 4, 2013

common stock - $0.001 par value	97,167,927

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

2

Soltera Mining Corp.

Form 10-K/A

1st Amendment

EXPLANATORY NOTE

This Form 10-K/A - 1st Amendment for the fiscal year ended October 31, 2009, which was originally filed on March 18, 2013 (the “Report”), is being filed (1) to revise Part II to include a signed report from Soltera’s independent registered accounting firm in Item 8 - Financial Statements and Supplementary Data, and (2) to include updated certifications in Exhibit 31 and Exhibit 32.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report.  Soltera Mining Corp. has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report.  This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.  Accordingly, this Form 10-K/A should be read in conjunction with Soltera Mining Corp.’s filings made with the SEC subsequent to the filing of the original Form 10-K on March 18, 2013 (SEC Accession No. 0001108078-13-000015).

3

PART II

Item 8.  Financial Statements and Supplementary Data.

SOLTERA MINING CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

4

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

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2009	For the Year Ended October 31, 2009	For the Year Ended October 31, 2008

EXPENSES:

General and administrative (Note 10)	$219,196	$30,562	$135,451
Professional fees	296,599	63,890	147,006
Management fees (Note 10)	425,428	216,180	152,998
Impairment of mineral property costs	1,384,013	-	1,384,013
Travel accommodation	86,582	10,372	49,322
Exploration and mining expenses	205,933	55,213	97,795

Total expenses	2,617,751	376,217	1,966,585

OPERATING LOSS	(2,617,751)	(376,217)	(1,966,585)

OTHER INCOME (EXPENSES):

Interest income	3,668	-	1,520
Provision for other receivables	(4,718)	-	(4,718)

LOSS FROM CONTINUING OPERATIONS	(2,618,801)	(376,217)	(1,969,783)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued Atzek
Mineral SA de CV	(154,181)	(2,573)	(151,608)

NET LOSS	(2,772,982)	(378,790)	(2,121,391)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment - continuing
operations	12,774	3,387	9,748
Foreign currency translation adjustment - discontinued
operations	8,293	(160)	8,453

Total other comprehensive loss	21,067	3,227	18,201

COMPREHENSIVE LOSS	$(2,751,915)	$(375,563)	$(2,103,190)

Loss per share - basic and diluted - continuing operations		$(0.01)	$(0.04)
Loss per share - basic and diluted - discontinued operations		$(0.00)	$(0.00)
Total loss per share - basic and diluted		$(0.01)	$(0.04)

Weighted average shares outstanding		66,898,333	58,649,700

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2009	For the Year Ended October 31, 2009	For the Year Ended October 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,772,982)	$(378,790)	$(2,121,391)
Adjustments for non-cash items in:
Depreciation and amortization	3,567	1,875	1,627
Donated rent	7,750	-	2,250
Donated services	9,500	-	-
Impairment of mineral property costs	1,487,963	-	1,484,013
Provision of other receivables	21,929	-	21,929
Changes in operating assets and liabilities:
Prepaid expenses	5,113	7,311	(2,198)
Other receivables	(18,119)	-	(15,603)
Accounts payable and accrued liabilities	78,434	34,145	33,545

NET CASH USED IN OPERATING ACTIVITIES	(1,176,845)	(335,459)	(595,828)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash paid on acquisition of Atzek Mineral SA de CV	(49,654)	-	(49,654)
Mineral property acquisition costs	(250,000)	(100,000)	(150,000)
Purchase of property and equipment	(6,107)	(283)	(2,481)
Redemption (purchase) of short term investments	-	40,268	(40,268)
Proceeds (payments to) from loan receivable	(20,000)	100,000	60,000

NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES	(325,761)	39,985	(182,403)

CASH FLOW FROM FINANCING ACTIVITIES
Due to (from) related parties	253,706	201,259	56,567
Proceeds from promissory notes	6,783	6,783	-
Share subscriptions received	24,309	24,309	-
Proceeds from issuance of common stock, net	1,201,000	-	48,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,485,798	232,351	105,317

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,818	3,227	16,952

INCREASE (DECREASE) IN CASH	3,010	(59,896)	(655,962)

CASH - BEGINNING OF YEAR	-	62,906	718,868

CASH - END OF YEAR	$3,010	$3,010	$62,906

Non-cash Investing and Financing Activities:
Amount owing for acquisition on Incas Mineral S.A.	-	-	-
Shares issued to acquire Atzek Mineral SA de CV	864,000	-	864,000
Shares issued for mineral property acquisition costs	435,950	-	432,000

Supplemental Disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

						Accumulated	Deficit
						Other	Accumulated
	Common Stock		Additional	Share		Comprehensive	During the
	Shares	Par Value	Paid-In Capital	Subscriptions Received	Donated Capital	Income (Loss)	Exploration Stage	Total

Balance - September 21, 2005 (Date of Inception)	-	$-	$-	$-	$-	$-	$-	$-

Common stock issued for mineral property at $0.001/share	23,700,000	23,700	(19,750)					3,950

Common stock issued for cash at $0.02/share	16,065,000	16,065	37,485	-	-	-	-	53,550

Donated services and expenses	-	-	-	-	750	-	-	750

Net loss for the period				-			(10,225)	(10,225)

Balance - October 31, 2005	39,765,000	39,765	17,735	-	750	-	(10,225)	48,025

Donated services and expenses	-	-	-	-	9,000	-	-	9,000

Net loss for the year	-	-	-	-	-	-	(30,581)	(30,581)

Balance - October 31, 2006	39,765,000	39,765	17,735	-	9,750	-	(40,806)	26,444

Common stock issued for cash at $0.17/share, net of issuance cost of $1,300	600,000	600	98,100	-	-	-	-	98,700

Common stock issued for cash at $0.40/share	1,000,000	1,000	399,000	-	-	-	-	400,000

Common stock issued for cash at $0.5/share	1,200,000	1,200	598,800	-	-	-	-	600,000

Donated services and expenses	-	-	-	-	5,250	-	-	5,250

Foreign exchange currency translation	-	-	-	-	-	(361)	-	(361)

Net loss for the year	-	-	-	-	-	-	(231,995)	(231,995)

Balance - October 31, 2007	42,565,000	42,565	1,113,635	-	15,000	(361)	(272,801)	898,038

Common stock issued for cash at $0.15/share	333,333	333	49,667	-	-	-	-	50,000

Common stock issued for acquisition and subsidiary	16,000,000	16,000	848,000	-	-	-	-	864,000

Common stock issued for mineral option	8,000,000	8,000	424,000	-	-	-	-	432,000

Donated services and expenses	-	-	-	-	2,250	-	-	2,250

Foreign exchange currency translation	-	-	-	-	-	18,201	-	18,201

Share issuance costs	-	-	(1,250)	-	-	-	-	(1,250)

Net loss for the year	-	-	-	-	-	-	(2,121,391)	(2,121,391)

Balance - October 31, 2008	66,898,333	66,898	2,434,052	-	17,250	17,840	(2,394,192)	141,848

Share subscriptions received	-	-	-	24,309	-	-	-	24,309

Foreign exchange currency translation	-	-	-	-	-	3,227	-	3,227

Net loss for the year	-	-	-	-	-	-	(378,790)	(378,790)

Balance - October 31, 2009	66,898,333	$66,898	$2,434,052	$24,309	$17,250	$21,067	$(2,772,982)	$(209,406)

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

l)  Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation - Stock Based Payments” and ASC 505, “Equity Based Payments to Non-Employees,” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Years Ended October 31, 2009 and 2008

(Expressed in U.S. dollars)

13.  SHARE PURCHASE WARRANTS

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
	Number of	average
	Warrants	exercise
	Issued	price
		$
Balance - October 31, 2008	1,100,000	0.66
Expired	(1,100,000)	(0.66)

Balance - October 31, 2009	-	-

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

15.  INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2009 $	October 31, 2008 $

Income tax recovery at statutory rate	132,577	742,487

Donated services	-	(788)

Stock-based compensation	-	(151,200)

Provision for loan receivable	-	(7,675)

Valuation allowance change	(132,577)	(582,824)

Provision for income taxes	-	-

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Years Ended October 31, 2009 and 2008

(Expressed in U.S. dollars)

15.  INCOME TAXES (continued)

The significant components of deferred income tax assets and liabilities at October 31, 2009 and 2008 are as follows:

	October 31, 2009 $	October 31, 2008 $

Net operating loss carryforward	804,258	671,672

Valuation allowance	(804,258)	(671,672)

Net deferred income tax asset	-	-

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

SOLTERA MINING CORP.

Dated: December 23, 2013	By: /s/ Fabio Montanari
Name: Fabio Montanari
Title: Director, CEO, and CFO
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Soltera Mining Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Fabio Montanari

President, Chief Executive Officer,

Principal Executive Officer,

Chief Financial Officer, Treasurer,

Corporate Secretary, Principal Financial Officer, Principal Accounting Officer, and

Member of the Board of Directors

December 23, 2013

/s/ Dr. Kevan Ashworth	Member of the Board of Directors	December 23, 2013

/s/ Dr. Stefano Capaccioli	Member of the Board of Directors	December 23, 2013

/s/ Alessandro Murroni	Member of the Board of Directors	December 23, 2013

/s/ Arnaldo Massini	Member of the Board of Directors	December 23, 2013

5