Form 10-K/A
period 2010-10-31
Soltera Mining Corp.
filed 2013-12-23
CIK 1348610

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

Soltera Mining Corp.

Form 10-K/A

1st Amendment

EXPLANATORY NOTE

This Form 10-K/A - 1st Amendment for the fiscal year ended October 31, 2010, which was originally filed on April 29, 2013 (the “Report”), is being filed (1) to revise Part II to include a signed report from Soltera’s independent registered accounting firm in Item 8 - Financial Statements and Supplementary Data, and (2) to include updated certifications in Exhibit 31 and Exhibit 32.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report.  Soltera Mining Corp. has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report.  This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.  Accordingly, this Form 10-K/A should be read in conjunction with Soltera Mining Corp.’s filings made with the SEC subsequent to the filing of the original Form 10-K on April 29, 2013 (SEC Accession No. 0001108078-13-000025).

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

Contingencies and commitments (Notes 1 and 14)
Subsequent event (Note 18)

STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock, 200,000,000 shares authorized, $0.001 par value;
75,833,960 shares issued and outstanding (2009 - 66,898,333)	75,834	66,898
Additional paid-in capital	3,121,871	2,434,052
Subscriptions received	-	24,309
Donated capital	17,250	17,250
Accumulated other comprehensive income	41,527	21,067
Deficit accumulated during the exploration stage	(3,342,945)	(2,772,982)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(86,463)	(209,406)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$421,826	$129,342

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

The accompanying notes form an integral part of these consolidated financial statements

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

						Accumulated	Deficit
						Other	Accumulated
	Common Stock		Additional Paid-In	Share Subscriptions	Donated	Comprehensive Income	During the Exploration
	Shares	Par Value	Capital	Received	Capital	(Loss)	Stage	Total

Balance - September 21, 2005 (Date of Inception)	-	$-	$-	$-	$-	$-	$-	$-

Common stock issued for mineral property at $0.001/share	23,700,000	23,700	(19,750)					3,950

Common stock issued for cash at $0.02/share	16,065,000	16,065	37,485	-	-	-	-	53,550

Donated services and expenses	-	-	-	-	750	-	-	750

Net loss for the period				-			(10,225)	(10,225)

Balance - October 31, 2005	39,765,000	39,765	17,735	-	750	-	(10,225)	48,025

Donated services and expenses	-	-	-	-	9,000	-	-	9,000

Net loss for the year	-	-	-	-	-	-	(30,581)	(30,581)

Balance - October 31, 2006	39,765,000	39,765	17,735	-	9,750	-	(40,806)	26,444

Common stock issued for cash at $0.17/share, net of issuance cost of $1,300	600,000	600	98,100	-	-	-	-	98,700

Common stock issued for cash at $0.40/share	1,000,000	1,000	399,000	-	-	-	-	400,000

Common stock issued for cash at $0.5/share	1,200,000	1,200	598,800	-	-	-	-	600,000

Donated services and expenses	-	-	-	-	5,250	-	-	5,250

Foreign exchange currency translation	-	-	-	-	-	(361	-	(361)

Net loss for the year	-	-	-	-	-	-	(231,995)	(231,995)

Balance - October 31, 2007	42,565,000	42,565	1,113,635	-	15,000	(361	(272,801)	898,038

Common stock issued for cash at $0.15/share	333,333	333	49,667	-	-	-	-	50,000

Common stock issued for acquisition and subsidiary	16,000,000	16,000	848,000	-	-	-	-	864,000

Common stock issued for mineral option	8,000,000	8,000	424,000	-	-	-	-	432,000

Donated services and expenses	-	-	-	-	2,250	-	-	2,250

Foreign exchange currency translation	-	-	-	-	-	18,201	-	18,201

Share issuance costs	-	-	(1,250)	-	-	-	-	(1,250)

Net loss for the year	-	-	-	-	-	-	(2,121,391)	(2,121,391)

Balance - October 31, 2008	66,898,333	66,898	2,434,052	-	17,250	17,840	(2,394,192)	141,848

Share subscriptions received	-	-	-	24,309	-	-	-	24,309

Foreign exchange currency translation	-	-	-	-	-	3,227	-	3,227

Net loss for the year	-	-	-	-	-	-	(378,790)	(378,790)

Balance - October 31, 2009	66,898,333	$66,898	$2,434,052	$24,309	$17,250	$21,067	$(2,772,982)	$(209,406)

						Accumulated	Deficit
						Other	Accumulated
	Common Stock		Additional Paid-In	Share Subscriptions	Donated	Comprehensive Income	During the Exploration
	Shares	Par Value	Capital	Received	Capital	(Loss)	Stage	Total

Balance - October 31, 2009	66,898,333	$66,898	$2,434,052	$24,309	$17,250	$21,067	$(2,772,982)	$(209,406)

Common stock issued for cash at $0.05/share	3,936,140	3,937	192,870	(24,309)	-	-	-	172,498

Common stock issued for cash at $0.10/share	4,999,487	4,999	494,949	-	-	-	-	499,948

Foreign exchange currency translation	-	-	-	-	-	20,460	-	20,460

Net loss for the year	-	-	-	-	-	-	(569,963)	(569,963)

Balance - October 31, 2010	75,833,960	$75,834	$3,121,871	$-	$17,250	$41,527	(3,342,945)	$(86,463)

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

(Expressed in U.S. dollars)

5.  DISCONTINUED OPERATIONS - SALE OF ATZEK

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

	Assets Disposed at
	December 23,	October 31,
	2009	2009

Office equipment	$2,894	$3,021
Accounts payable	2,261	2,214

Net Assets - discontinued operations	$633	$807

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

c)

As at October 31, 2010, the Company owes $124,000 (2009 - $76,000) to a director of the Company which consists of $48,000 (2009 - $76,000) of management fees for the year pursuant to an agreement entered into on November 18, 2009. The amount owing is unsecured, non-interest bearing and due on demand.

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

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements for the years ended October 31, 2010 and 2009

(Expressed in U.S. dollars)

13.  SHARE PURCHASE WARRANTS (continued)

The following table summarizes the continuity of the Company’s share purchase warrants:

Weighted
	Number of	average
	Warrants	exercise
	Issued	price

Balance - October 31, 2009	-	-
Issued	6,976,557	0.14
Exercised	-	-
Expired	-	-

Balance - October 31, 2010	6,967,557	0.14

As at October 31, 2010, the Company has the following share purchase warrants outstanding:

		Remaining
Number of Warrants	Exercise Price	Contractual Life	Expiry Date

1,968,070	$ 0.10	1.61	June 8, 2012
2,999,487	$ 0.15	1.64	June 20, 2012
2,000,000	$ 0.15	1.85	September 7, 2012

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

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2010 $	October 31, 2009 $

Income tax recovery at statutory rate	(199,487)	(132,577)

Provision for loan receivable	9,421	-

Net operating loss expired	901	-

Valuation allowance change	189,165	132,577

Provision for income taxes	-	-

The significant components of deferred income tax assets and liabilities at October 31, 2010 and 2009 are as follows:

	October 31, 2010 $	October 31, 2009 $

Net operating loss carryforward	993,422	804,258

Valuation allowance	(993,422)	(804,258)

Net deferred income tax asset	-	-

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