Form 10-K/A
period 2012-10-31
Soltera Mining Corp.
filed 2013-12-23
CIK 1348610

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

2

Soltera Mining Corp.

Form 10-K/A

1st Amendment

EXPLANATORY NOTE

This Form 10-K/A - 1st Amendment for the fiscal year ended October 31, 2012, which was originally filed on September 30, 2013 (the “Report”), is being filed (1) to revise Part II to include a signed report from Soltera’s independent registered accounting firm in Item 8 - Financial Statements and Supplementary Data, and (2) to include updated certifications in Exhibit 31 and Exhibit 32.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report.  Soltera Mining Corp. has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report.  This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.  Accordingly, this Form 10-K/A should be read in conjunction with Soltera Mining Corp.’s filings made with the SEC subsequent to the filing of the original Form 10-K on September 30, 2013 (SEC Accession No. 0001393905-13-000546)..

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