Form 10-K
period 2013-10-31
Soltera Mining Corp.
filed 2014-08-08
CIK 1348610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2014
common stock - $0.001 par value	98,167,597

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended October 31, 2013, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Soltera has an authorized capital of 200 million shares of common stock with a par value of $0.001 per share with 98,167,597 shares of common stock currently issued and outstanding.

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

In addition, and with the goal of generating cash flow, Soltera through Incas signed a Joint-Venture agreement with the titleholder of the El Torno project to exploit eluvial (loose surface material) in part of the property.  This easily worked material, had already been exploited by the title holder before April 2007 with good economic results.  However, extensive pitting and sampling carried out by Soltera in October-December 2010 showed that there was an insufficient eluvium tonnage of suitable plant feed in the current exploitation licence area to justify a commercial operation.

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

c.

After commencement of production on the El Torno Project, or on December, 31 2013 (if production has not commenced yet), Incas will pay Mr. Mateo a total of $3.5 million, less any payments made by Incas during the option period.  Incas can choose one of the following payment plans:

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

j.

From June 30, 2011, and until the El Torno Project is put into production, Incas is required to pay Mr. Mateo $150,000 half-yearly, with the first payment due on or before June 30, 2011.  All payments have been made up to October 31, 2013.

Pursuant to condition c. listed above, Soltera was required to make a $500,000 payment by December 31, 2013 and Soltera has not made this payment subsequent to year-end, therefore the mineral property exploration and option agreement is in default as of December 31, 2013.  On February 20, 2014 Soltera, through its wholly owned subsidiary, Incas Mineral, S.A., entered into a renegotiation agreement (the “Renegotiation Agreement”) with Antonio Augustin Giulianotti whereby the parties agreed to amend the payment terms of the First Renegotiated Option Agreement.  The payment terms have been extended by six months such that the remaining $2,750,000 is to be paid on or before the following dates:

              a.      $500,000 on or before June 30, 2014;
              b.      $500,000 on or before December 30, 2014;
              c.      $500,000 on or before June 30, 2015;
              d.      $500,000 on or before December 30, 2015;
              e.      $500,000 on or before June 30, 2016; and
              f.       $250,000 on or before December 30, 2016.

See Exhibit 10.6 - First Renegotiated Option Agreement and Exhibit 10.24 - Renegotiating Agreement for more details.

Soltera has not yet made the June 30, 2014  payment, and therefore the Renegotiation Agreement is in default as of June 30, 2014.  Soltera is currently in discussion with Mr. Giulianotti for an extension on the June 30  payment.  Mr. Giulianotti has verbally confirmed with Soltera that he will extend the payment due date to August 15, 2014.

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

B.  Zapaleri Project - Argentinean Property

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

Climate and Geomorphology

As there is no well maintained road to the Zapaleri Project, it can only be reached between November and April since in other periods snow is abundant.

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

Number of Total Employees and Number of Full Time Employees

Soltera does not have any employees other than Fabio Montanari, Kevan Ashworth, Alessandro Murroni, Stefano Capaccioli, and Arnaldo Massini, the directors and officers of Soltera.  Soltera intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on Soltera’s mineral claims starting in September 2014, and as required throughout the course of the exploration program.  The funds that will be used to pay for the independent geologist, prospectors and consultants will be the funds that already exist in the corporate treasury and from equity funds that Soltera will raise in the future.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Market Information

Soltera’s common stock was quoted on the NASD OTC Bulletin Board under the symbol “AMXC” from May 23, 2006 to May 30, 2007, and is now quoted under the symbol “SLTA” on the NASD OTC Pink Sheets.  The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended July 29, 2014.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
29 July 2014	$0.17	$0.11	Pink OTC Markets Inc.
30 April 2014	$0.23	$0.085	Pink OTC Markets Inc.
31 January 2014	$0.135	$0.06	Pink OTC Markets Inc.
31 October 2013	$0.15	$0.0201	Pink OTC Markets Inc.
31 July 2013	$0.160	$0.1001	Pink OTC Markets Inc.
30 April 2013	$0.185	$0.065	Pink OTC Markets Inc.
31 January 2013	$0.165	$0.10	Pink OTC Markets Inc.
31 October 2012	$0.18	$0.06	Pink OTC Markets Inc.
31 July 2012	$0.105	$0.05	Pink OTC Markets Inc.
30 April 2012	$0.08	$0.0312	Pink OTC Markets Inc.

(b)  Holders of Record

Soltera has approximately 20 holders of record of Soltera’s common stock as of July 31, 2014.  The number of registered shareholders does not include any estimate by Soltera of the number of beneficial owners of common stock held in street name.  The transfer agent for Soltera’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

(d)  Recent Sales of Unregistered Securities

The following is a summary of the sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K:

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

On May 1, 2013, the Company agreed to extend the expiry dates of all warrants outstanding as at that date to September 30, 2013. The warrants outstanding were initially set to expire on June 20, 2013 and June 30, 2013 and were exercisable for the purchase of 2,999,430 and 14,002,826 common shares respectively at an exercise price of $0.15 per share.

2014 - $0.11 Unit Offering

On February 7, 2014, Soltera entered into a financing agreement with GTS Gold Trading Service DMCC for a unit offering of up to $5 million at an offering price of $0.11 per unit.  Each unit will consist of one restricted share of common stock in the capital of Soltera and one warrant.  Each warrant will represent two shares of common stock in the capital of Soltera with an exercise price of $0.18 per share.  If GTS fully subscribes for the unit offering and exercises all of the warrants it receives then GTS will become the registered owner of 136,363,638 restricted shares of common stock in the capital of Soltera, which will represent a 58.1% fully-diluted interest in Soltera.  As of the date of this current report Soltera has received $110,000 of the subscription proceeds, but has not yet accepted the subscription proceeds nor issued any restricted shares of common stock or warrants.  See Exhibit 10.23 - GTS Financing Agreement for more details.

For the issuance of the units, Soltera will rely upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission for the issuance of the restricted shares of common stock and warrants to GTS Gold Trading Service DMCC as a non-US subscriber outside the United States.  The value of the restricted shares of common stock was agreed upon between the parties of the GTS Financing Agreement.  Management is satisfied that Soltera complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Soltera received from the subscriber certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares and warrants for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares or warrants with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

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

Plan of Operation

Argentina Exploration Plan

Soltera’s subsidiary Incas Mineral, S.A., has completed its first four phases of the exploration plan for the El Torno Project but has not started to explore the Zapaleri Project as the administrative situation is still to be resolved.  All acquisition option payments required to secure the El Torno Project up to October 31, 2013 have been successfully covered.

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

As at October 31, 2013, Soltera had cash of $20,301 and a working capital deficit of $785,740.  Accordingly, Soltera will require additional financing in the amount of approximately $3.5 million in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Risk Factors

An investment in Soltera’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Soltera’s Form SB-2/A filed on March 10, 2006 and Soltera’s Form 10-KSB filed on February 21, 2008.

Financial Condition

As at October 31, 2013, Soltera had a cash balance of $20,301.

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

Liquidity and Capital Resources

Soltera had working capital deficiency of $785,740 as of October 31, 2013, compared with a working capital deficiency of $82,362 as of October 31, 2012.

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

Net Cash Used in Operating Activities

Soltera had cash of $20,301 and working capital deficiency of $785,740 at October 31, 2013.

During the fiscal year ended October 31, 2013, Soltera used $796,421 in cash for operating activities compared with $1,111,533 for the previous fiscal year.  This was primarily a result of a higher operating loss in 2013 as well as a larger amount of unpaid costs in accounts payable and accrued liabilities as compared to 2012.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities was $313,069 for the fiscal year ended October 31, 2013 as compared with net cash provided by investing activities of $398,273 for the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to $453,697 for the fiscal year ended October 31, 2013 as compared with $1,576,719 for the previous fiscal year, as a result of $85,745 due to related parties and $349,952 from proceeds of issuance of common stock.

Results of Operation for the Period Ended October 31, 2013

Soltera has had no operating revenues since its inception on September 21, 2005, through to October 31, 2013.  Soltera’s activities have been financed from the proceeds of share subscriptions.  Since inception, on September 21, 2005, to October 31, 2013, Soltera raised a total of $4,747,777 from private offerings of its shares of common stock.

References to the discussion below to fiscal 2013 are to Soltera’s fiscal year ended on October 31, 2013.  References to fiscal 2012 are to Soltera’s fiscal year ended October 31, 2012.

	Accumulated from September 21, 2005 (Date of Inception) to October 31, 2013 $	For the Year Ended October 31, 2013 $	For the Year Ended October 31, 2012 $
	(Audited)	(Audited)	(Audited)
Revenue	-	-	-

Expenses
Depreciation	79,802	37,151	33,137
Exploration and mining expenses	1,140,362	183,238	531,591
General and administrative	524,390	129,496	119,868
Impairment of mineral property costs	1,534,013	-	-
Management fees	1,079,438	168,010	162,000
Professional fees	910,344	225,217	148,115
Stock-based compensation	348,245	348,245	-
Travel accommodation	189,217	13,617	42,884
Total Expenses	5,805,811	1,104,974	1,037,595

Other Income (Expenses)
Interest income	3,668	-	-
Foreign exchange (loss) gain	(17,623)	(19,993)	2,370
Provision for amounts receivable	(164,633)	(9,072)	(123,925)
Loss from operations of discontinued Aztek Mineral S.A. de CV	(154,814)	-	-

Net Loss	(6,139,213)	(1,134,039)	(1,159,150)

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Soltera’s corporate organization, the preparation of Soltera’s financial statements and Soltera’s continuous disclosure filings with the Securities and Exchange Commission.

Mineral Property Costs

Mineral property costs incurred during fiscal 2013 were attributable to the payments made to maintain the contract agreement in good standing and to exploration costs on the El Torno Project in Argentina.

Off-Balance Sheet Arrangements

Soltera has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Soltera had no contingencies or long-term commitments at October 31, 2013.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Soltera regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of mineral property acquisition costs, and deferred income tax asset valuation allowances measurement of stock-based compensation, and any contingent liabilities. Soltera bases its estimates and assumptions on current facts, historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Soltera may differ materially and adversely from Soltera’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Earnings (Loss) Per Share

Soltera computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at October 31, 2013, there were no dilutive securities.

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

Item 8.

Financial Statements and Supplementary Data.

SOLTERA MINING CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013 and 2012

SOLTERA MINING CORP.

(An Exploration Stage Company)

___________________________________________________

Consolidated Financial Statements

October 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Soltera Mining Corp.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, cash flows and stockholders' equity for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soltera Mining Corp. (An Exploration Stage Company) as of October 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and accumulated from September 21, 2005 (Date of Inception) to October 31, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues, has a working capital deficit at October 31, 2013 and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliot

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 5, 2014

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2013	October 31, 2012
ASSETS
Current assets

Cash	$20,301	$685,712
Prepaid expenses	8,735	-
Amounts receivable (Note 4)	-	3,244
Note receivable (Note 5)	26,000	26,000
Total Current Assets	55,036	714,956

Mineral properties (Note 6)	1,050,000	750,000
Property and equipment (Note 7)	138,201	162,283
TOTAL ASSETS	$1,243,237	$1,627,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$8,145	$42,498
Accrued liabilities	148,125	156,059
Due to related parties (Note 8)	677,723	591,978
Note payable (Note 9)	6,783	6,783
Total Liabilities	840,776	797,318

Stockholders’ Equity

Common Stock (Note 10) Authorized: 200,000,000 shares, $0.001 par value Issued and outstanding: 98,167,597 (2012 - 95,834,594)	98,167	95,834
Additional paid-in capital	6,297,805	5,601,941
Donated capital	17,250	17,250
Accumulated other comprehensive income	128,452	120,070
Deficit accumulated during the exploration stage	(6,139,213)	(5,005,174)
Total Stockholders’ Equity	402,461	829,921
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,243,237	$1,627,239

Commitments and Contingencies (Notes 1 and 12)

Subsequent Events (Note 16)

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Comprehensive Loss

(Expressed in U.S. dollars)

			Accumulated from
			September 21, 2005 (Date of
	For the Year Ended October 31,		Inception) to
	2013	2012	October 31, 2013

EXPENSES
Depreciation	$37,151	$33,137	$79,802
Exploration and mining expenses	183,238	531,591	1,140,362
General and administrative	129,496	119,868	524,390
Impairment of mineral property costs	-	-	1,534,013
Management fees (Note 8)	168,010	162,000	1,079,438
Professional fees	225,217	148,115	910,344
Stock-based compensation	348,245	-	348,245
Travel accommodation	13,617	42,884	189,217
Total expenses	1,104,974	1,037,595	5,805,811
LOSS BEFORE OTHER ITEMS	(1,104,974)	(1,037,595)	(5,805,811)

OTHER INCOME (EXPENSES)
Interest income	-	-	3,668
Foreign exchange (loss) gain	(19,993)	2,370	(17,623)
Provision for amounts receivable (Note 4)	(9,072)	(123,925)	(164,633)
Loss from operations of discontinued Atzek Mineral SA de CV	-	-	(154,814)
NET LOSS	(1,134,039)	(1,159,150)	(6,139,213)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	8,382	91,931	128,452
COMPREHENSIVE LOSS	$(1,125,657)	$(1,067,219)	$(6,010,761)
Loss per share - basic and diluted	$(0.01)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	97,464,551	85,487,232

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

			Accumulated from
			September 21, 2005 (Date of
	For the Year Ended October 31,		Inception) to
	2013	2012	October 31, 2013

OPERATING ACTIVITIES
Net loss	$(1,134,039)	$(1,159,150)	$(6,139,213)

Adjustments for non-cash items in:			-
Depreciation and amortization	37,151	33,137	79,802
Donated rent	-	-	7,750
Donated services	-	-	9,500
Impairment of mineral property costs	-	-	1,537,963
Provision for amounts receivables	9,072	123,925	181,844
Stock-based compensation	348,245	-	348,245
Loss from disposal of Aztek Mineral SA de CV	-	-	633
Changes in operating assets and liabilities:			-
Prepaid expenses	(8,735)	94	(3,579)
Amounts receivables	(5,828)	(108,207)	(178,034)
Accounts payable and accrued liabilities	(42,287)	(1,332)	158,659
CASH USED IN OPERATING ACTIVITIES	(796,421)	(1,111,533)	(3,996,430)

INVESTING ACTIVITIES
Net cash paid on acquisition of Atzek Mineral SA de CV	-	-	(49,654)
Note receivable	-	(26,000)	(26,000)
Payments for mineral property acquisition	(300,000)	(300,000)	(1,250,000)
Purchase of property and equipment	(13,069)	(72,273)	(217,275)
CASH USED IN INVESTING ACTIVITIES	(313,069)	(398,273)	(1,542,929)

FINANCING ACTIVIES
Due to related parties	85,745	76,700	677,723
Proceeds from promissory notes	-	-	6,783
Proceeds from issuance of common stock, net	349,952	1,500,019	4,747,777
CASH PROVIDED BY FINANCING ACTIVITIES	435,697	1,576,719	5,432,283

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,382	91,931	127,377

INCREASE (DECREASE) IN CASH	(665,411)	158,844	20,301
CASH - BEGINNING OF YEAR	685,712	526,868	-
CASH - END OF YEAR	$20,301	$685,712	$20,301

Non-cash Investing and Financing Activities:
Shares issued to acquire Atzek Mineral SA de CV	$-	$-	$864,000
Shares issued for mineral property acquisition costs	$-	$-	$435,950
Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Share Subscriptions Received	Donated Capital	Accumulate Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total
Balance - September 21, 2005 (Date of Inception)	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Common stock issued for mineral property at $0.001/share	23,700,000	23,700	(19,750)					3,950
Common stock issued for cash at $0.02/share	16,065,000	16,065	37,485	-	-	-	-	53,550
Donated services and expenses	-	-	-	-	750	-	-	750
Net loss for the period	-	-	-	-	-	-	(10,225)	(10,225)
Balance - October 31, 2005	39,765,000	39,765	17,735	-	750	-	(10,225)	48,025
Donated services and expenses	-	-	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	-	-	(30,581)	(30,581)
Balance - October 31, 2006	39,765,000	39,765	17,735	-	9,750	-	(40,806)	26,444
Common stock issued for cash at $0.17/share, net of issuance cost of $1,300	600,000	600	98,100	-	-	-	-	98,700
Common stock issued for cash at $0.40/share	1,000,000	1,000	399,000	-	-	-	-	400,000
Common stock issued for cash at $0.5/share	1,200,000	1,200	598,800	-	-	-	-	600,000
Donated services and expenses	-	-	-	-	5,250	-	-	5,250
Foreign exchange currency translation	-	-	-	-	-	(361)	-	(361)
Net loss for the year	-	-	-	-	-	-	(231,995)	(231,995)
Balance - October 31, 2007	42,565,000	42,565	1,113,635	-	15,000	(361)	(272,801)	898,038
Common stock issued for cash at $0.15/share	333,333	333	49,667	-	-	-	-	50,000
Common stock issued for acquisition and subsidiary	16,000,000	16,000	848,000	-	-	-	-	864,000
Common stock issued for mineral option	8,000,000	8,000	424,000	-	-	-	-	432,000
Donated services and expenses	-	-	-	-	2,250	-	-	2,250
Foreign exchange currency translation	-	-	-	-	-	18,201	-	18,201
Share issuance costs	-	-	(1,250)	-	-	-	-	(1,250)
Net loss for the year	-	-	-	-	-	-	(2,121,391)	(2,121,391)
Balance - October 31, 2008	66,898,333	66,898	2,434,052	-	17,250	17,840	(2,394,192)	141,848

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Share Subscriptions Received	Donated Capital	Accumulate Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total

Balance - October 31, 2008	66,898,333	66,898	2,434,052	-	17,250	17,840	(2,394,192)	141,848
Share subscriptions received	-	-	-	24,309	-	-	-	24,309
Foreign exchange currency translation	-	-	-	-	-	3,227	-	3,227
Net loss for the year	-	-	-	-	-	-	(378,790)	(378,790)
Balance - October 31, 2009	66,898,333	66,898	2,434,052	24,309	17,250	21,067	(2,772,982)	(209,406)
Common stock issued for cash at $0.05/share	3,936,140	3,937	192,870	(24,309)	-	-	-	172,498
Common stock issued for cash at $0.10/share	4,999,487	4,999	494,949	-	-	-	-	499,948
Foreign exchange currency translation	-	-	-	-	-	20,460	-	20,460
Net loss for the year	-	-	-	-	-	-	(569,963)	(569,963)
Balance - October 31, 2010	75,833,960	75,834	3,121,871	-	17,250	41,527	(3,342,945)	(86,463)
Common stock issued for cash at $0.10/share	999,550	1,000	98,955	-	-	-	-	99,955
Share subscriptions received	-	-	-	900,096	-	-	-	900,096
Foreign exchange currency translation	-	-	-	-	-	(13,388)	-	(13,388)
Net loss for the year	-	-	-	-	-	-	(503,079)	(503,079)
Balance - October 31, 2011	76,833,510	76,834	3,220,826	900,096	17,250	28,139	(3,846,024)	397,121
Common stock issued for cash at $0.10/share	9,000,963	9,000	891,096	(900,096)	-	-	-	-
Common stock issued pursuant to exercise of warrants at $0.15/share	10,000,121	10,000	1,490,019	-	-	-	-	1,500,019
Foreign exchange currency translation	-	-	-	-	-	91,931	-	91,931
Net loss for the year	-	-	-	-	-	-	(1,159,150)	(1,159,150)
Balance - October 31, 2012	95,834,594	95,834	5,601,941	-	17,250	120,070	(5,005,174)	829,921
Common stock issued pursuant to exercise of warrants at $0.15/share	2,333,003	2,333	347,619	-	-	-	-	349,952
Stock-based compensation	-	-	348,245	-	-	-	-	348,245
Foreign exchange currency translation	-	-	-	-	-	8,382	-	8,382
Net loss for the year	-	-	-	-	-	-	(1,134,039)	(1,134,039)
Balance - October 31, 2013	98,167,597	98,167	6,297,805	-	17,250	128,452	(6,139,213)	402,461

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2013 and October 31, 2012

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2013, the Company has a working capital deficit of $785,740 and has accumulated losses of $6,139,213 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)

 Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of amounts receivable and mineral property acquisition costs, deferred income tax asset valuation allowances, measurement of stock-based compensation, and any contingent liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

 Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2013 there were no potentially dilutive securities outstanding (October 31, 2012: 19,999,879).

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2013 and October 31, 2012

(Expressed in U.S. dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)

 Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at October 31, 2013 and 2012, the Company’s only component of comprehensive income (loss) was foreign currency translation adjustments.

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

i)

Asset Retirement Obligations

The Company follows the provisions of ASC 440, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as at October 31, 2013 and 2012.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2013 and October 31, 2012

(Expressed in U.S. dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)

  Financial Instruments

ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, note receivable, accounts payable, amounts due to related parties and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

l)

 Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Payments and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2013 and October 31, 2012

(Expressed in U.S. dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Argentinean pesos. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

n)

 Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under Statement of Financial Accounting Standards, or ASC 320, Investments - Debt and Equity Securities. The Company follows the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. As at October 31, 2013, the Company did not have any marketable securities.

o) Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

JOINT VENTURE

On October 17, 2008, the Company formed a joint venture company named the Albanian Mines Company sh.a. with two Albanian companies to tender for the rights to mineral properties in Albania. During the current year, the Company disposed of its interest in the joint venture for $Nil proceeds. The joint venture was inactive and had never incurred any costs.

4.

PROVISION FOR AMOUNTS RECEIVABLE

During the year ended October 31, 2013, the Company recorded a provision for amounts receivable for VAT sales tax receivables claimed in Argentina of $9,072 (October 31, 2012: $123,925) due to uncertainty in recovery. The VAT may be collected after the Company commences commercial production.

5.

NOTE RECEIVABLE

During the year ended October 31, 2012, the Company advanced $26,000 to a minority shareholder of the Company. The amount is unsecured, non-interest bearing and is due on demand. The amount was due on or before October 31, 2013. As at October 31, 2013, the balance of the note receivable is $26,000 (2012: $26,000), and is overdue.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2013 and October 31, 2012

(Expressed in U.S. dollars)

6.

MINERAL PROPERTIES

a)

El Torno Project

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

(3)

Upon commencement of production or December 31, 2013, if production has not yet commenced, Incas will pay the vendor $3,500,000, less any payments made by Incas during the option period. The Company can make a lump sum payment or begin making installment payments of $500,000 every six months plus a penalty payment of $350,000;

(4)

Incas will also pay the vendor the following payments:

1.

$50,000 on or before June 30, 2008 (Paid)

2.

$100,000 on or before June 30, 2009 (Paid)

3.

$200,000 on before June 30, 2010 (Paid)

4.

$150,000 every six months with the first payment due on or before June 30, 2011 (June 30, 2011 - paid; December 31, 2011 - paid; June 30, 2012 - paid; December 31, 2012 - paid; June 30, 2013 - paid);

(5)

Incas will make an investment of $1,000,000 in exploration of the El Torno Project on or before July 6, 2009, which was extended to December 31, 2011 (Completed).

As the Company decided to pay the installment amounts outlined in (4), the option price equals $3,500,000 plus the 10% penalty of $350,000 for a total of $3,850,000. Subsequent to October 31, 2013, the Company renegotiated the mineral property exploration and option agreement, whereby the payment deadlines were extended with the vendor (see Note 16b).

b)

Zapaleri Project

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

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2013 and October 31, 2012

(Expressed in U.S. dollars)

6.

MINERAL PROPERTIES (continued)

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

7.

PROPERTY AND EQUIPMENT

	October 31, 2013	October 31, 2012

Automobile	$181,922	$181,922
Computer equipment	4,134	4,048
Furniture and fixtures	21,899	10,247
Machinery and equipment	4,639	4,639
Tools and small items	341	341
Leasehold Improvements	2,129	792
	215,064	201,989
Less accumulated depreciation	(76,863)	(39,706)

	$138,201	$162,283

8.

RELATED PARTY TRANSACTIONS AND BALANCES

a)

On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. During the year ended October 31, 2013, the Company recorded $102,000 (2012 - $102,000) of management services provided by the President of the Company.

b)

As at October 31, 2013, the Company owes $409,723 (2012 - $371,978) to the President of the Company which consists of expenses paid on behalf of the Company and management fees owing to the President for services rendered. The amount owing is unsecured, non-interest bearing and due on demand.

c)

As at October 31, 2013, the Company owes $268,000 (2012 - $220,000) to a director of the Company which consists of $48,000 (2012 - $48,000) of management fees for the year pursuant to an agreement entered into on November 18, 2009. The amount owing is unsecured, non-interest bearing and due on demand.

d)

During the year ended October 31, 2013, the Company paid $26,500 (2012 - $Nil) to the spouse of the President of the Company for accounting and administration services provided to the Company.

9.

NOTE PAYABLE

During the year ended October 31, 2009, the Company received a loan of $6,783 from a shareholder of the Company. The amount is unsecured, non-interest bearing and is due on demand. As of October 31, 2013 and 2012, the loan has an outstanding balance of $6,783.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2013 and October 31, 2012

(Expressed in U.S. dollars)

10.

COMMON STOCK

Transactions during the years ended October 31, 2013 and 2012:

a)

On April 3, 2013, the Company issued 999,670 restricted shares of common stock for the exercise of 999,670 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $149,952.

b)

On November 26, 2012, the Company issued 1,333,333 restricted shares of common stock for the exercise of 1,333,333 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $200,000.

c)

On September 6, 2012, the Company issued 3,999,992 restricted shares of common stock for the exercise of 3,999,992 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $599,999.

d)

On June 8, 2012, the Company issued 3,000,000 restricted shares of common stock for the exercise of 3,000,000 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $450,000.

e)

On April 22, 2012, the Company issued 2,000,138 restricted shares of common stock for the exercise of 2,000,138 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $300,021.

f)

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

g)

On February 23, 2012, the Company issued 999,991 restricted shares of common stock for the exercise of 999,991 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $149,999.

11.

SHARE PURCHASE WARRANTS

a)

During the year ended October 31, 2013, the Company issued 2,333,003 restricted shares of common stock pursuant to the exercise of share purchase warrants, at an exercise price of $0.15, for total proceeds of $349,952.

b)

During the year ended October 31, 2013, the Company extended the expiry dates of all warrants outstanding to September 30, 2013. The warrants outstanding were initially set to expire on June 20, 2013 and June 30, 2013 and were exercisable for the purchase of 2,999,430 and 14,002,826 common shares, respectively, at an exercise price of $0.15 per share. The Company recorded stock-based compensation in the amount of $348,245 for the incremental value of the warrants resulting from the extension.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2013 and October 31, 2012

(Expressed in U.S. dollars)

11.

SHARE PURCHASE WARRANTS (continued)

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of	Weighted
	Shares	Average
	Issuable for	Exercise
	Warrants	Price
Balance - October 31, 2011	13,966,144	$ 0.14
Issued	18,001,926	0.15
Exercised	(10,000,121)	0.15
Expired	(1,968,070)	0.14
Balance - October 31, 2012	19,999,879	0.15
Exercised	(2,333,003)	0.15
Expired	(17,666,876)	0.15
Balance - October 31, 2013	-	$ -

As at October 31, 2013, the Company has no share purchase warrants outstanding.

12.

COMMITMENTS AND CONTINGENCY

a)

On July 24, 2007, the Company entered into a management agreement with the President of the Company to provide management services in exchange for $8,500 per month. In addition, the Company committed to issuing 10% of the issued and outstanding common shares of the Company once the Company: (i) receives a bankable feasibility study on any group of mineral properties which the President of the Company is responsible for bringing to the Company; and (ii) sells any such properties before a bankable feasibility study is completed, provided that the President of the Company does not own more than 65% of the issued and outstanding common shares of the Company at any time. As at October 31, 2013 and 2012, the Company has not issued any common shares to the President of the Company with respect to the management agreement.

b)

In July 2010, the Company was served with a lawsuit by Ambrian Resources AG. Ambrian sued Soltera for damages on the alleged grounds that Ambrian had negotiated and finalized a binding funding agreement with Soltera during the period April to June 2010 but instead Soltera chose to enter a financing agreement with another company (Goldlake). Ambrian also claimed that Soltera used a strategy developed by Ambrian and used information provided by a South African mining engineer who visited the project at Ambrian’s expense. Ambrian sought damages in excess of $20 million dollars.

Soltera denied all claims in the lawsuit and retained a Nevada litigator to defend the action brought against it by Ambrian in the State of Nevada. Soltera also sought to have the lawsuit dismissed on the grounds that there was no binding agreement with Ambrian.

On January 23, 2013, the lawsuit brought against the Company by Ambrian Resources AG in July 2010, was dismissed following a Stipulation and Order for Dismissal, which was entered by both parties, in which all outstanding claims were dismissed in consideration of $nil.

13.

INCOME TAXES

The Company’s deferred income taxes reflect the net effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s potential deferred tax assets arise primarily from net operating loss carryovers. The Company has a net operating loss carry forward of $5,153,000 available to offset taxable income in future years which commence expiring in fiscal 2026. The Company has recorded a full valuation allowance for the deferred tax assets as the Company’s ability to realize these benefits does not meet the “more likely than not” required criteria.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2013 and October 31, 2012

(Expressed in U.S. dollars)

13.

INCOME TAXES (continued)

The Company is subject to United States federal and state income taxes at statutory rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2013 $	October 31, 2012 $

Income tax recovery at statutory rate	(397,000)	(406,000)
Provision for other receivables	3,000	43,000
Stock-based compensation	122,000	-
Net operating loss expired	-	-
Valuation allowance change	272,000	363,000

Provision for income taxes	-	-

The significant components of deferred income tax assets and liabilities at October 31, 2013 and 2012 are as follows:

	October 31, 2013 $	October 31, 2012 $

Net operating loss carryforward	1,804,000	1,532,000
Valuation allowance	(1,804,000)	(1,532,000)

Net deferred income tax asset	-	-

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

The Company’s financial instruments consist principally of cash, note receivable, accounts payable, due to related parties and note payable. Pursuant to ASC 820, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2013 and October 31, 2012

(Expressed in U.S. dollars)

14.

FAIR VALUE MEASUREMENTS (continued)

As at October 31, 2013 and October 31, 2012, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of October 31, 2013 and October 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active Markets	Other	Significant	Balance as of
	For Identical	Observable	Unobservable	October 31,
	Instruments	Inputs	Inputs	2013
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash	20,301	-	-	20,301

Total assets measured at fair value	20,301	-	-	20,301

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active Markets	Other	Significant	Balance as of
	For Identical	Observable	Unobservable	October 31,
	Instruments	Inputs	Inputs	2012
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash	685,712	-	-	685,712

Total assets measured at fair value	685,712	-	-	685,712

15.

SEGMENT DISCLOSURES

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions of the Company and its subsidiary.

Assets by geographical segments as at October 31, 2013 and October 31, 2012, are as follows:

	Canada	Argentina	Total
	$	$	$
Current assets	46,391	8,645	55,036
Mineral property	-	1,050,000	1,050,000
Property and equipment	-	138,201	138,201

Total assets, at October 31, 2013	46,391	1,196,846	1,243,237

Current assets	695,792	19,164	714,956
Mineral property	-	750,000	750,000
Property and equipment	-	162,283	162,283

Total assets, at October 31, 2012	695,792	931,447	1,627,239

Soltera Mining Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of October 31, 2013 and October 31, 2012

(Expressed in U.S. dollars)

15.

SEGMENT DISCLOSURES (continued)

Net losses by geographical segments are as follows:

Net loss for the year ended October 31, 2013	637,372	496,667	1,134,039

Net loss for the year ended October 31, 2012	257,452	901,698	1,159,150

16.

a)    On February 7, 2014, the Company entered into a financing agreement with GTS Gold Trading Service DMCC (“GTS”) for a conditional unit offering of up to $5 million at an offering price of $0.11 per unit. Each unit consists of one restricted common share of the Company and one warrant, with each warrant exercisable for the purchase of two common shares of the Company at a price of $0.18 per share for a period of two years from the date of the closing of each tranche of financing.

The closing of the financing agreement with GTS is currently under negotiation. To date, the Company has received an advance of $110,000 from GTS, however, no shares have yet been issued.

b)    On February 20, 2014, the Company completed a renegotiation of the El Torno Project mineral property exploration and option agreement with the vendor. The payment terms of the El Torno Project mineral property exploration and option agreement are extended such that the remaining $2,750,000 is to be paid on or before the following dates:

(1)           $500,000 on or before June 30, 2014 (extended to August 15, 2014);

(2)           $500,000 on or before December 30, 2014;

(3)           $500,000 on or before June 30, 2015;

(4)           $500,000 on or before December 30, 2015;

(5)           $500,000 on or before June 30, 2016; and

(6)           $250,000 on or before December 30, 2016.

The Company paid $100,000 as an advance towards the payment (1) above.

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Soltera’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Soltera’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

In May 2009, management implemented the following remediation procedures, which were intended to remediate the causes of Soltera’s disclosure procedures and controls ineffectiveness:

•

adopted a Disclosure Committee Charter (see Exhibit 99.1 for more details)

•

appointed Soltera’s officers and directors to the Disclosure Committee

•

adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Soltera’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Soltera’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Soltera’s Chief Financial Officer in connection with the audit of its financial statements as of October 31, 2013 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of October 31, 2013, Soltera’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Soltera’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal year ended October 31, 2013 that materially affected, or are reasonably likely to materially affect, Soltera’s internal control over financial reporting.

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

The Directors and Officers of Soltera are as follow:

Name	Age	Positions Held and Tenure
Fabio Montanari	57	President, Chief Executive Officer, Principal Executive Officer, and Director since July 24, 2007 Chief Financial Officer, Treasurer, and Corporate Secretary since November 1, 2009
Kevan Lynton Ashworth	77	Director since April 16, 2008
Dr. Stefano Capaccioli	43	Director since August 27, 2010
Alessandro Murroni	47	Director since April 24, 2012
Arnaldo Massini	72	Director since April 24, 2012

The Directors named above will serve until the next annual meeting of the stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Fabio Montanari ●  Mr. Montanari (57 years old) has been a director and officer of Soltera since July 2007.  Mr. Montanari has been a geologist since 1985.  Mr. Montanari received his Doctor Degree in Geology in 1985 from the University of Ferrara (Italy).  Mr. Montanari is the president of two private Argentinean mining companies, Eureka Mining & Exploration S.A. and Puna Minerals S.A., which in turn are both owned by Bezant Resources (30%), an AIM and ASX listed company, and by Anglo Tanzania plc (70%), a subsidiary of Bezant Resources.

Kevan Lynton Ashworth ●  Dr. Ashworth (77) has been a director of Soltera since April 2008.  During the past five years, Dr. Ashworth has been a consultant for mineral exploration and mining companies.  Dr. Ashworth does not hold a directorship in any other reporting company with the exception of Hollingsworth Minerals Inc. (iron, Canada).

Dr. Stefano Capaccioli ●  Dr. Capaccioli (43) has been a director of Soltera since August 2010.  During the past five years, Dr. Capaccioli has been an independent consultant.  Dr. Capaccioli is a chartered accountant and auditor who is the founder and Chief Executive Officer of Studio Capaccioli, a company of chartered accountants, tax consultants, accounting and business consultants based in Arezzo, Italy.  Dr. Capaccioli is a Board Member of several private companies and is a director responsible for tax and legal issues for the Goldlake Group.  Dr. Capaccioli joined the Goldlake Group in 2003 and contributed to the founding of their companies in both the UK and Central America.

Alessandro Murroni ●  Mr. Murroni (47) has been a director of Soltera since April 2012.  During the past five years, Mr. Murroni has been the Managing Director of the Goldlake-owned Five Star Mining S.A. de C.V. and Eurocantera S.A. de C.V., both Honduran mining companies.  Mr. Murroni received his mining degree at the G. Asproni Technical Mining Institute in Iglesias, Italy.

Arnaldo Massini ●  Mr. Massini (72) has been a director of Soltera since April 2012.  During the past five years, Mr. Massini has been an Italian Chartered Auditor of Accounts and has been a Goldlake Director.  Mr. Massini joined the Goldlake Group in 2003 and contributed to the founding of their companies in both the UK and Central America.  Mr. Massini is currently CFO and Vice President of the Goldlake Group.  Mr. Massini is also the Chairman of Goldlake-owned Five Star Mining SA de CV, Vice President of Eurocantera SA de CV, and CEO of Terra di Nocera Umbra Srl.

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

As of October 31, 2013, Soltera did not have a written audit committee charter or similar document.

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

Item 11.  Executive Compensation.

Soltera has paid $150,000 in compensation to its named executive officers during its fiscal year ended October 31, 2013.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)
Fabio Montanari CEO July 2007 - present CFO Nov 2009 - present	2011 2012 2013	102,000[1] 102,000[1] 102,000[1]	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	102,000 102,000 102,000
Kevan Ashworth Director April 2008 - present	2011 2012 2013	48,000 [1] 48,000[1] 48,000[1]	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	48,000 48,000 48,000

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

On Sept 30, 2013, Soltera paid Mr. Montanari $20,000 as payment on account of management services owed.

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

On July 24, 2007, Soltera entered into a management agreement with the President of Soltera to provide management services in exchange for $8,500 per month.

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy, 09121	31,300,000	31.9%
common stock	Goldlake Italia S.p.A. Via Degli Artigiani, 22 Zona Industriale Padule 06024 Gubbio (PG)	27,333,124]	27.8%]
common stock	Kevan Ashworth The Cottage Bullbeggars Lane Woking, United Kingdom, GU214SQ	7,000,000	7.1%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 98,167,597shares of common stock issued and outstanding as of July 31, 2014.

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

[2]  Based on 98,167,597shares of common stock issued and outstanding as of July 31, 2014.

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

(c)

Changes in Control

Management is not aware of any arrangement that may result in a change in control of Soltera as of the date of this report, with the exception of the following:

Soltera has entered into a financing agreement with GTS Gold Trading Service DMCC for a unit offering of up to $5 million at an offering price of $0.11 per unit.  Each unit will consist of one restricted share of common stock in the capital of Soltera and one warrant.  Each warrant will represent two shares of common stock in the capital of Soltera with an exercise price of $0.18 per share.  If GTS fully subscribes for the unit offering and exercises all of the warrants it receives then GTS will become the registered owner of 136,363,638 restricted shares of common stock in the capital of Soltera, which will represent a 58.1% fully-diluted interest in Soltera.   As of the date of this report Soltera has received $110,000 of the subscription proceeds, but has not yet accepted the subscription proceeds nor issued any restricted shares of common stock or warrants.  Also, GTS is in default for failing to deliver subscription funds on a timely manner pursuant to the terms and conditions of the agreement.  The parties are currently negotiating amendments to the GTS Financing Agreement regarding delivery of payments and deadlines for making payments.  See Exhibit 10.23 - GTS Financing Agreement for more details.

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

3.   Accounting Services

On September 3, 2013, Soltera paid Iren Lobina, the spouse of Fabio Montanari, $26,500 for accounting and administrative services rendered for Incas Mineral S.A.

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

2013 - $72,870 - Manning Elliott LLP - Chartered Accountants

2012 - $64,995 - Manning Elliott LLP - Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Soltera’s consolidated financial statements and are not reported in the preceding paragraph:

2013 - $nil - Manning Elliott LLP - Chartered Accountants

2012 - $nil - Manning Elliott LLP - Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 - $nil - Manning Elliott LLP - Chartered Accountants

2012 - $nil - Manning Elliott LLP - Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013 - $nil - Manning Elliott LLP - Chartered Accountants

2012 - $nil - Manning Elliott LLP - Chartered Accountants

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

Filed

Exhibit	Description	Status
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

Filed
10.23

GTS Financing Agreement dated February 7, 2014 between Soltera Mining Corp. and GTS Gold Trading Services DMCC, filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 14, 2014 and incorporated herein by reference.

Filed
10.24	Renegotiation Agreement dated February 20, 2014 between Antonio Augustin Giulianotti and Incas Mineral, S.A. , filed as an Exhibit to Soltera’s Form 8-K (Current Report) on March 14, 2014 and incorporated herein by reference.	Filed
14	Code of Ethics, filed as an Exhibit to Soltera’s Form 10-QSB (Quarterly Report) on September 18, 2007 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Soltera’s Form 10-K (Annual Report) on August 28, 2009 and incorporated herein by reference.	Filed
101 *

Financial statements from the annual report on Form 10-K of Soltera Mining Corp. for the fiscal year ended October 31, 2013, formatted in XBRL:  (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Change in Stockholders’ Equity (deficit); and (v) the Notes to Consolidated Financial Statements.

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

SOLTERA MINING CORP.

Dated: August 5, 2014	By: /s/ Fabio Montanari
Name: Fabio Montanari
Title: Director, CEO, and CFO
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Soltera Mining Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Fabio Montanari

President, Chief Executive Officer,

Principal Executive Officer,

Chief Financial Officer, Treasurer,

Corporate Secretary, Principal Financial Officer, Principal Accounting Officer, and

Member of the Board of Directors

August 5, 2014

/s/ Dr. Kevan Ashworth	Member of the Board of Directors	August 5, 2014

/s/ Dr. Stefano Capaccioli	Member of the Board of Directors	August 5, 2014

/s/ Alessandro Murroni	Member of the Board of Directors	August 5, 2014

/s/ Arnaldo Massini	Member of the Board of Directors	August 5, 2014