Form 10-Q
period 2013-01-31
Soltera Mining Corp.
filed 2015-07-02
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number	000-51874

SOLTERA MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D579, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

303-800-5752
(Registrant's telephone number, including area code)

20801 Biscayne Boulevard, 4th Floor, Aventura, Florida, 33180
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [   ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [   ] Yes   [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes   [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at July 2, 2015
common stock - $0.001 par value	98,167,597

Transitional Small Business Disclosure Format (Check one):     Yes [   ]   No [X]

2013 Form 10-Q – Q1	Soltera Mining Corp.	2

PART I – FINANCIAL INFORMATION

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Soltera is not a party to any pending legal proceedings and, to the best of Soltera's knowledge, none of Soltera's property or assets are the subject of any pending legal proceedings, with the exception of the following:

Zapaleri Project

Soltera is aware of a potential claim dispute on the Zapaleri Project.  However, management believes that Soltera's ownership rights are in good standing.  If Soltera's ownership rights are lost, Soltera will promptly file a Form 8-K with the SEC disclosing the loss of ownership rights.   The legal dispute affects Incas' rights on the Zapaleri Project and must be solved by the mining Chamber of the Jujuy Province.  Soltera is currently waiting for the decision of the mining Chamber of the Jujuy Province.  As a result of the legal dispute and until it is resolved, Incas is not required to commence any work or expense on this project.  After the solution of the legal dispute, if positive, Incas will have the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the Zapaleri Project upon fulfilling the conditions of the Second Option Agreement.

Ambrian Resources AG

In July 2010 Soltera Mining Corp. was served with a lawsuit by Ambrian Resources AG.  Ambrian sued Soltera for damages on the alleged grounds that Ambrian had negotiated and finalized a binding funding agreement with Soltera during April-June 2010 but instead Soltera chose to enter a financing agreement with another company (Goldlake).  Ambrian also claimed that Soltera used a strategy developed by Ambrian and used information provided by a South African mining engineer who visited the project at Ambrian's expense.  Ambrian was seeking damages in excess of $20 million dollars.

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

2013 Form 10-Q – Q1	Soltera Mining Corp.	3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Since the end of the 2012 fiscal year, (i) Soltera did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Soltera did not sell any unregistered equity securities, with the exception of the following:

2013 - $0.15 Warrant Extension

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

On April 3, 2013, the board of directors authorized the issuance of 999,670 restricted shares of common stock for the exercise of 999,670 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant.  Soltera received from Goldlake Italia S.p.A. a completed and signed Subscription Form and funds in the amount of US$149,952 representing the full payment for the exercise of the warrants and the issuance of restricted shares of common stock.

On May 1, 2013, management agreed to extend the expiry dates of all outstanding warrants as at that date to September 30, 2013. The outstanding warrants were initially set to expire on June 20, 2013 and June 30, 2013 and were exercisable for the purchase of 2,999,430 and 14,002,826 common shares respectively at an exercise price of $0.15 per share.  All warrants have subsequently expired as the date of filing this quarterly report.

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

2014 - $0.11 Unit Offering

On February 7, 2014, Soltera entered into a financing agreement with GTS Gold Trading Service DMCC for a unit offering of up to $5 million at an offering price of $0.11 per unit.  Each unit was to consist of one restricted share of common stock in the capital of Soltera and one warrant.  Each warrant was to represent two shares of common stock in the capital of Soltera with an exercise price of $0.18 per share and was to be exercisable for two years from the date of closing of each tranche of the subscription proceeds received by Soltera under this financing agreement.  If GTS fully subscribed for the unit offering and exercised all of the warrants it was to receive then GTS would have become the registered owner of 136,363,638 restricted shares of common stock in the capital of Soltera, which would have represented a 58.1% fully-diluted interest in Soltera.  As of the date of this quarterly report Soltera had only received $110,000 of the subscription proceeds, but has not yet accepted the subscription proceeds nor issued any restricted shares of common stock or warrants.  See Exhibit 10.23 – Financing Agreement for more details.

2013 Form 10-Q – Q1	Soltera Mining Corp.	4

For the issuance of the units, Soltera relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission for the issuance of the restricted shares of common stock and warrants to GTS Gold Trading Service DMCC as a non-US subscriber outside the United States.  The value of the restricted shares of common stock was agreed upon between the parties of the GTS Financing Agreement.  Management is satisfied that Soltera complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Soltera received from the subscriber certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares and warrants for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares or warrants with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Currently, there are no outstanding options or warrants to purchase, or securities convertible into, shares of Soltera's common stock.

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

Soltera has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Soltera undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Fabio Montanari at (303) 800-5752 to request a copy of Soltera's financial code of ethics.  Management believes Soltera's financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Soltera's previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51841 and SEC File Number 333-131232.

2013 Form 10-Q – Q1	Soltera Mining Corp.	5

Exhibit	Description	Status
3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera's Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera's Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera's Form 8-K filed on May 31, 2007 and incorporated herein by reference	Filed
3.4	Articles of Incorporation of Incas (translated), filed as an Exhibit to Soltera's Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed
3.5	Licence of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
3.6	Articles of Incorporation of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
3.7	Certificate of Amendment of Soltera Mining Corp. dated July 23, 2008, filed as an Exhibit to Soltera's Form 8-K filed on October 1, 2008, and incorporated herein by reference.	Filed
3.8	Act of Incorporation for Albanian Mines Company sh.a., filed as an Exhibit to Soltera's Form 8-K (Current Report) on October 23, 2008 and incorporated herein by reference.	Filed
10.1
Property Agreement dated September 22, 2005 between Atlin Mineral Exploration Corp. and Nadwynn Sing, filed as an Exhibit to Soltera's Form SB-2 filed on January 24, 2006 and incorporated herein by reference.
Filed
10.2
Trust Agreement dated September 22, 2005 between Atlin Mineral Exploration Corp. and Nadwynn Sing, filed as an Exhibit to Soltera's Form SB-2 filed on January 24, 2006 and incorporated herein by reference.
Filed
10.3	Management Agreement dated May 1, 2007 between Atlin Mineral Exploration Corp. and Nadwynn Sing, filed as an Exhibit to Soltera's Form 8-K filed on May 2, 2007 and incorporated herein by reference.	Filed
10.4
Letter Agreement dated May 22, 2007 between Atlin Mineral Exploration Corp. and Decoors Mining Corp., filed as an Exhibit to Soltera's Form 8-K filed on May 29, 2007 and incorporated herein by reference.
Filed
10.5
Stock Acquisition Agreement dated July 24, 2007 between Soltera Mining Corp. and Fabio Montanari, filed as an Exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.
Filed
10.6
First Option Agreement dated July 6, 2007 between Antonio Augustin Giulianotti and Incas Mineral, S.A. , filed as an Exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.
Filed
10.7
Second Option Agreement dated July 6, 2007 between Manuel Bernal Mateo and Incas Mineral, S.A. , filed as an Exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.
Filed
10.8
Share Transfer Agreement dated July 24, 2007 between Nadwynn Sing and Fabio Montanari, filed as an Exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.
Filed
10.9
Loan Agreement dated July 30, 2007 among Soltera Mining Corp., Incas Mineral, S.A., and Antonio Augustin Giulianotti, filed as an Exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.
Filed
10.10
Share Transfer Agreement Amendment #1 dated August 20, 2007 between Nadwynn Sing and Fabio Montanari, filed as an Exhibit to Soltera's Form 8-K (Current Report) on September 14, 2007 and incorporated herein by reference.
Filed
10.11
Management Agreement dated August 29, 2007, between Soltera Mining Corp. and Nadwynn Sing, filed as an Exhibit to Soltera's Form 8-K (Current Report) on September 24, 2007 and incorporated herein by reference.
Filed

2013 Form 10-Q – Q1	Soltera Mining Corp.	6

10.12	Bare Trust dated July 24, 2007, filed as an Exhibit to Soltera's Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed
10.13
Assignment Agreement dated February 29, 2008 between Soltera Mining Corp. and Fabio Montanari, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.
Filed
10.14
Option Agreement dated March 21, 2007 among TNR Gold Corp., Antonio Augustin Giulianotti, and Fabio Montanari, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.
Filed
10.15
Stock Acquisition Agreement dated February 29, 2008 between Soltera Mining Corp. and Fabio Montanari, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.
Filed
10.16
Cananea Exploration Agreement with an Option to Purchase dated September 25, 2007 among Atzek Mineral S.A. de C.V. and Luis Enrique Fierros Hernandez, Rossina Hernandez Baldenebro, Luigi Meglioli, and Dagoberto Gomez Y Hoyuela, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.
Filed
10.17
Colorada Exploration Agreement with an Option to Purchase dated September 26, 2007 among Atzek Mineral S.A. de C.V. and Rafael Vila Melendez, Luis Enrique Vila Mazon, José Vila Mazon, and Beatriz Ontiveros Felix, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.
Filed
10.18
Irrevocable Offer dated April 1, 2009 among Antonio Agustin Giulianotti, Soltera Mining Corp., and TNR Gold Corp., filed as an Exhibit to Soltera's Form 8-K (Current Report) on May 13, 2009 and incorporated herein by reference.
Filed
10.19
Assignment Agreement dated March 29, 2010 among Fabio Montanari, Incas Mineral, S.A., and Soltera Mining Corp., filed as an Exhibit to Soltera's Form 8-K (Current Report) on April 6, 2010 and incorporated herein by reference.
Filed
10.20
Joint-Venture or Joint Enterprise Agreement dated February 8, 2010 between Antonio Augustin Giulianotti and Fabio Montanari, filed as an Exhibit to Soltera's Form 8-K (Current Report) on April 6, 2010 and incorporated herein by reference.
Filed
10.21
Exploration Contract with an Option to Purchase dated February 8, 2010 between Antonio Augustin Giulianotti and Fabio Montanari, filed as an Exhibit to Soltera's Form 8-K (Current Report) on April 6, 2010 and incorporated herein by reference.
Filed
10.22
Financing Agreement dated June 9, 2010 between Soltera Mining Corp. and Goldlake Italia S.p.A., filed as an Exhibit to Soltera's Form 8-K (Current Report) on June 18, 2010 and incorporated herein by reference.
Filed
10.23
Financing Agreement dated February 7, 2014 between Soltera Mining Corp. and GTS Gold Trading Services DMCC, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 13, 2014 and incorporated herein by reference.
Filed
10.24
Renegotiation Agreement dated February 20, 2014 between Antonio Augustin Giulianotti and Incas Mineral, S.A. , filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 13, 2014 and incorporated herein by reference.
Filed
14	Code of Ethics, filed as an Exhibit to Soltera's Form 10-QSB (Quarterly Report) on September 18, 2007 and incorporated herein by reference.	Filed
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Soltera's Form 10-K (Annual Report) on August 28, 2009 and incorporated herein by reference.	Filed

2013 Form 10-Q – Q1	Soltera Mining Corp.	7

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

Dated:	July 2, 2015	By:	FABIO MONTANARI
			Name:	Fabio Montanari
			Title:	CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)