Form 10-Q
period 2014-07-31
Soltera Mining Corp.
filed 2015-07-02
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number	000-51874

SOLTERA MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D579, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

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
[X] Yes   [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at July 2, 2015
common stock - $0.001 par value	98,167,597

Transitional Small Business Disclosure Format (Check one):     Yes [   ]   No [X]

2014 Form 10-Q – Q3	Soltera Mining Corp.	2

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

2014 Form 10-Q – Q3	Soltera Mining Corp.	3

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

2014 Form 10-Q – Q3	Soltera Mining Corp.	4

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

2014 Form 10-Q – Q3	Soltera Mining Corp.	5

Exhibit	Description	Status
3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera's Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera's Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera's Form 8-K filed on May 31, 2007 and incorporated herein by reference	Filed
3.4	Articles of Incorporation of Incas (translated), filed as an Exhibit to Soltera's Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed
3.5	Licence of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
3.6	Articles of Incorporation of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
3.7	Certificate of Amendment of Soltera Mining Corp. dated July 23, 2008, filed as an Exhibit to Soltera's Form 8-K filed on October 1, 2008, and incorporated herein by reference.	Filed
3.8	Act of Incorporation for Albanian Mines Company sh.a., filed as an Exhibit to Soltera's Form 8-K (Current Report) on October 23, 2008 and incorporated herein by reference.	Filed
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
Filed

2014 Form 10-Q – Q3	Soltera Mining Corp.	6

10.12	Bare Trust dated July 24, 2007, filed as an Exhibit to Soltera's Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed
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
Filed
14	Code of Ethics, filed as an Exhibit to Soltera's Form 10-QSB (Quarterly Report) on September 18, 2007 and incorporated herein by reference.	Filed
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Soltera's Form 10-K (Annual Report) on August 28, 2009 and incorporated herein by reference.	Filed

2014 Form 10-Q – Q3	Soltera Mining Corp.	7

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

Dated:	July 2, 2015	By:	FABIO MONTANARI
			Name:	Fabio Montanari
			Title:	CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)