Form 10-K
period 2014-10-31
Soltera Mining Corp.
filed 2015-08-17
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                                      October 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    ____________________ to ____________________

Commission file number                                                     000-51841

SOLTERA MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D579, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  303 800 5752

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [   ] Yes         [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    [   ] Yes         [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [   ] Yes         [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [   ] Yes         [X] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [   ] Yes         [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $0.045on the Pink Sheets, was $1,464,051 (32,534,476 X $0.045).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2015
common stock - $0.001 par value	98,167,597

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Soltera's registration statement on Form SB-2 on January 24, 2006; Exhibit 3.4 (Articles of Incorporation of Incas) filed as an exhibit to Soltera's Form 8-K (Current Report) on February 21, 2007; Exhibit 10.5 (Stock Acquisition Agreement) filed as an exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007; Exhibit 10.6 (First Option Agreement) filed as an exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007; Exhibit 10.7 (Second Option Agreement) filed as an exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007; Exhibit 10.9 (Loan Agreement) filed as an exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007; Exhibit 10.12 (Bare Trust) filed as an exhibit to Soltera's Form 10-KSB (Annual Report) on February 21, 2008; Exhibit 10.13 (Assignment Agreement) filed as an exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008; Exhibit 10.14 (Option Agreement) filed as an exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008; Exhibit 10.15 (Stock Acquisition Agreement) filed as an exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008; Exhibit 10.18 (Irrevocable Offer) filed as an exhibit to Soltera's Form 8-K (Current Report) on May 13, 2009; Exhibit 10.22 (Financing Agreement) filed as an exhibit to Soltera's Form 8-K Report (Current Report) on June 18, 2010; Exhibit 10.23 (Financing Agreement) filed as an exhibit to Soltera's Form 8-K Report (Current Report) on March 13, 2014; Exhibit 10.24 (Renegotiation Agreement) filed as an exhibit to Soltera's Form 8-K Report (Current Report) on March 13, 2014; Exhibit 14 (Financial Code of Ethics) filed as an exhibit to Soltera's Form 10-QSB (Quarterly Report) on September 18, 2007; and Exhibit 99.1 (Disclosure Committee Charter) filed as an Exhibit to Soltera's Form 10-K (Annual Report) on August 28, 2009.

Soltera Mining Corp.	Form 10-K - 2014	Page 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Soltera's capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Soltera's files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended October 31, 2014, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Soltera disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Soltera may, from time to time, make oral forward-looking statements.  Soltera strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Soltera's other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Soltera to materially differ from those in the oral forward-looking statements. Soltera disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.                   Description of Business.

(a)	Business Development

Soltera Mining Corp. ("Soltera") is a Nevada corporation that was incorporated on September 21, 2005, under the name "Atlin Mineral Exploration Corp."  On May 30, 2007, the company changed its name to "Soltera Mining Corp." by a majority vote of its shareholders.

Incas Mineral, S.A. is an Argentinean company that was incorporated on July 6, 2007 ("Incas").  Incas is a wholly-owned subsidiary of Soltera, with 98% of the shares registered in the name of Soltera and 2% of the shares registered in the name of Fabio Montanari, Soltera's president, who is holding the shares in trust for Soltera pursuant to the terms and conditions of a bare trust.  See Exhibit 3.4 – Articles of Incorporation of Incas (translated) and Exhibit 10.12 - Bare Trust for more details.

Atzek Mineral SA de CV is a Mexican company that was incorporated on September 25, 2007 ("Atzek").  Atzek was a wholly-owned subsidiary of Soltera.  See Exhibit 3.5 - Licence of Atzek, Exhibit 3.6 - Articles of Incorporation of Atzek, and Exhibit 10.15 – Stock Acquisition Agreement for more details.  Due to Soltera's lack of funds, the board of directors decided on December 5, 2009 for reasons of convenience and efficiency to sell Atzek.  As consideration for Aztek, the buyers assumed all responsibility for any existing debt and the future operation of Atzek effective December 23, 2009.

Soltera, together with two Albanian companies, ENER-ALB PROJECTS sh.p.k. and ELITE MINE sh.a., formed a new joint venture company named the Albanian Mines Company sh.a. (the "Albanian Joint Venture Company") to tender for the rights to mineral properties in Albania.  The Albanian Joint Venture Company was formed on October 17, 2008. See Exhibit 3.8 – Act of Incorporation for more details.  Following a request from the other Joint-Venture partner, board of directors decided on November 21, 2012, for reasons of convenience and efficiency, to leave the Joint-Venture.  All rights will pass to the other partner; there were no payments to either party, and the other joint venture partner assumed all responsibility for any existing debt and the future operation of the Albanian Joint Venture Company.
Soltera Mining Corp.	Form 10-K - 2014	Page 3

Soltera maintains its statutory resident agent's office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 3651 Lindell Road, Suite D579, Las Vegas, Nevada, 89103.  Soltera's office telephone number is (303) 800- 5752.

Soltera is engaged in the acquisition and exploration of mineral properties.  Soltera's plan of operations is to conduct mineral exploration activities on the mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Soltera's exploration program is designed to explore for commercially viable deposits of base and precious minerals, such as base and precious metals, such as copper, zinc, molybdenum, silver and gold.  See "Business of Soltera" and "Management's Discussion and Analysis or Plan of Operations" below for more information.

Soltera has an authorized capital of 200 million shares of common stock with a par value of $0.001 per share with 98,167,597 shares of common stock currently issued and outstanding.

Soltera has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Soltera's business.

(b)	Business of Soltera

Soltera's principal business is the acquisition and exploration of mineral resources.  Soltera has not presently determined whether the properties it is exploring or intends to acquire contain mineral reserves that are economically recoverable.

Soltera is a start-up company, which has not generated any revenues from its mineral exploration activities.

In September 2007, Soltera, through Incas, began an exploration program on the El Torno Project.  Since that time, and intermittently due to lack of funds in 2008-2010, Soltera completed two geochemical stream sediment sampling campaigns, a structural geologic survey of the mineralized area, an extensive rock sampling program that produced nearly 11,000 samples for analysis and a 3D IP geophysical survey over the main part of the vein (see "Property Interests" below).

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

Soltera sold its Mexican subsidiary Atzek Mineral SA de CV in December 2009 for the price of the debts it had accumulated and relinquished all claims and agreements concerning the Eureka copper-gold property in Argentina.  These decisions were  based purely on the lack of funding at that time.  Both the two Mexican gold properties and the Eureka copper-gold property had good exploration potential in Soltera's opinion, but there were simply no funds to undertake any work or maintain  property rental payments.

The board of directors also decided in November 2012 to abandon the Albanian Joint Venture.  Soltera had incurred no costs, and the joint venture has been virtually dormant for the past two years and Soltera decided to concentrate on its El Torno gold property in Argentina.

Soltera will continue to identify and assess new projects for acquisition purposes, but will focus on exploring and adding value to the project interests already acquired.

Property Interests

The following is a summary of Soltera's principal property interests, segregated by the operations on Soltera's claims.

None of Soltera's assets or mineral properties are currently in production or contain a reserve.
Soltera Mining Corp.	Form 10-K - 2014	Page 4

A.  El Torno Project – Argentinean Property

On July 6, 2007, Incas entered into an option agreement with Manuel Bernal Mateo.  The option agreement now covers five mineral claims in Argentina covering 7,863.24 hectares (19,430 acres) (the "El Torno Project").  In October 2007, Incas conducted and completed a geological and mining inspection and audit of the El Torno Project.  As a result of the inspection and audit, Incas was able to confirm the size of the other two mineral claims.  In the First Option Agreement the other two mineral claims are listed but there was no area coverage assigned to them.  These changes resulted in the El Torno Project being increased from 3,947 hectares to 7,863.24 hectares for the following mineral claims:  Mina Manolo (600 hectares), Mina La Despreciada (3,328.53 hectares), Mina El Torno Norte (2,385.43 hectares), Mina El Torno Sur (1,519.28 hectares), and Mina La Palca (30 hectares).  On December 30, 2008, the parties agreed to extend the expiration date of the El Torno Project to December 30, 2013.  On February 20, 2014 the payment terms were renegotiated and amended with further extension.  However, Soltera did not make all the payments required under this option agreement and the option agreement is currently in default.  See below for further details regarding the status of this option agreement.

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

c.
After commencement of production on the El Torno Project, or on December, 31 2013 (if production has not commenced yet), Incas shall pay Mr. Mateo a total of $3.5 million, less any payments made by Incas during the option period.  Incas can choose one of the following payment plans:

i.	one lump sum payment; or

ii.	$500,000 every six months plus a penalty payment of $350,000.

d.
On July 30, 2007, Incas was to lend either Mr. Mateo or Mr. Giulianotti $180,000 to be used to purchase a backhoe to be used in the exploration of the alluvial bed.  The borrower was to repay the loan with $10,000 monthly payments commencing on December 1, 2007.  Mr. Mateo has signed a special power of attorney with Mr. Giulianotti.  The $180,000 loan was transferred to the borrower in July 2007.  However, the borrower returned the funds in August 2007 due to a 30% withholding by the Argentinean government.  On September 25, 2008, Soltera delivered the $180,000 to Mr. Giulianotti to be used to purchase the backhoe to be used in the exploration of the alluvial bed.  The borrower was to repay the loan with $10,000 monthly payments commencing on December 1, 2007.  Such payments have not been made to date, instead $150,000 of this amount was used to offset payments due to Mr. Giulianotti as per the Option Agreement for El Torno, and $10,000 of this amount was used to offset payments Mr. Giulianotti made on Inca's behalf for annual rental fee for the existing campsite on El Torno.  The following US$20,000 has been used to pay a part of the acquisition option on the Sur Eureka Project.  As a result the loan has been completely recovered by Soltera.  See below and Exhibit 10.9 - Loan Agreement for more details.

e.	On or before June 30, 2008, Incas was to pay Mr. Mateo $50,000. This payment was offset by $50,000 of the loan payments due to Incas from the borrower.

f.
On or before July 6, 2008, Incas was to conduct a geological and mining inspection and audit of the El Torno Project.  In October 2007, Incas conducted and completed a geological and mining inspection and audit of the El Torno Project.

g.	On or before June 30, 2009, Incas was to pay Mr. Mateo $100,000. This payment has been offset by $100,000 of the loan payments due to Incas from Mr. Mateo.

h.	On or before June 30, 2010, Incas paid Mr. Mateo $200,000.
Soltera Mining Corp.	Form 10-K - 2014	Page 5

i.
On or before December 30, 2010, Incas was required to make an investment of $1 million in the exploration of the El Torno Project.  Upon consent from Giulianotti, the investment was deferred and has been completed as of the date of this report.

j.
From June 30, 2011, and until the El Torno Project is put into production, Incas was required to pay Mr. Mateo $150,000 half-yearly, with the first payment due on or before June 30, 2011.  All payments were made up to June 30, 2013.

Pursuant to condition c. listed above, Soltera was required to make a $500,000 payment by December 31, 2013.  But Soltera failed to make this payment subsequent to the 2013 year-end, and consequently the mineral property exploration and option agreement was in default as of December 31, 2013.  The payment terms were renegotiated and on  February 20, 2014 Soltera, through its wholly owned subsidiary, Incas Mineral, S.A., entered into a renegotiation agreement (the "Renegotiation Agreement") with Antonio Augustin Giulianotti whereby the parties agreed to amend the payment terms of the First Renegotiated Option Agreement.  The payment terms were extended by six months such that the remaining $2,750,000 was to be paid on or before the following dates:

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

See Exhibit 10.6 - First Renegotiated Option Agreement and Exhibit 10.24 - Renegotiating Agreement for more details.

As of the date of this annual report, Soltera has not yet made any of the three outstanding payments under the Renegotiation Agreement, except for a partial payment of $100,000 made to Mr. Giulianotti on February 20, 2014.  As a result, the Renegotiation Agreement is currently in default.  Soltera intends to renegotiate the payment terms with Mr. Giulianotti.  However, Soltera has not yet begun the renegotiates and there is no certainty that Soltera will be successful in negotiating new terms and maintaining its interest in the El Torno Project.

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
Soltera Mining Corp.	Form 10-K - 2014	Page 6

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

The first phase, in late 2011, was undertaken by two teams, each consisting of a geologist and four assistants.  Some of the samples were simply lumps taken from rock outcrops, but most were 1 meter to 2 meter-long horizontal chip-channels from trenches.  The samples were then sent to an internationally recognized laboratory (ALS Minerals) for gold analysis.  A total of 1,150 bedrock samples were collected from trenches within an area of about 10 square kilometres covering the central portion of the vein system and the surrounding bedrock.  The results are:

•	Five bedrock 'hot spots' were identified in which gold values are commonly over 1 gram per tonne (g/t). They are all on or near parts of the vein system.
Soltera Mining Corp.	Form 10-K - 2014	Page 7

•
Of the five identified 'hot spots', the largest extends north-south for at least 1km.  There is insufficient data to estimate the overall gold grade at this time, but channel sample analyses within the areas go as high as 376 g/t gold.

•
The background level of gold over the whole sampled area is high, with 755 samples (62%) containing detectable gold.  These may explain many of the broad anomalies shown by previous geochemical surveys.

The high gold values are scattered throughout the 'hot spot' areas, so it is not possible at this stage to estimate overall grades for these areas.

Phase 2, in  early 2012, was a second campaign of surface geological mapping and trench sampling concentrated on the 'hot spots' in order to assess their potential for open-pit mining and also on those parts of the property that had not yet been sampled.  A total of 10,113 samples were submitted for analysis and the results are still being assessed.

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

B.  Zapaleri Project – Argentinean Property

On July 6, 2007, Incas entered into an option agreement with Antonio Agustin Giulianotti.  The option agreement covers one mineral claim in Argentina covering 6,395 hectares (15,802 acres) (the "Zapaleri Project").  As of the date of filing of this annual report, there is still a legal dispute that affects Incas' rights on this claim that has to be resolved by the Mining Chamber of the Jujuy Province.  As a result of the legal dispute and until it is resolved, Incas is not required to commence any work or expense on this project and can exit from the Zapaleri Project without any expenses.  After the resolution of the legal dispute, if positive, Incas will have the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the Zapaleri Project upon fulfilling the following conditions:

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

d.
On or before June 30, 2008, Incas was required to pay Mr. Giulianotti $20,000.  This payment has not yet been made and has been postponed indefinitely until the legal dispute that affects Incas' rights on this claim has been resolved by the Mining Chamber of the Jujuy Province.

e.
On or before June 30, 2009, Incas was required to pay Mr. Giulianotti $40,000.  This payment has not yet been made either and also has been postponed indefinitely until the legal dispute that affects Incas' rights on this claim has been resolved by the Mining Chamber of the Jujuy Province.

f.
On or before June 30, 2010, Incas was required to pay Mr. Giulianotti $80,000.  This payment has not yet been made either and also has been postponed indefinitely until the legal dispute that affects Incas' rights on this claim has been resolved by the Mining Chamber of the Jujuy Province.

g.
On or before July 6, 2010, Incas was required to make an investment of $1 million in the exploration of the Zapaleri Project.  This investment has not yet been made either and also has been postponed indefinitely until the legal dispute that affects Incas' rights on this claim has been resolved by the Mining Chamber of the Jujuy Province.

Soltera Mining Corp.	Form 10-K - 2014	Page 8

h.
From June 30, 2011, and until the Zapaleri Project is put into production, Incas will pay Mr. Giulianotti $100,000 biannually, with the first payment due on or before June 30, 2011.   This payment has not yet been made either and also has been postponed indefinitely until the legal dispute that affects Incas' rights on this claim has been resolved by the Mining Chamber of the Jujuy Province.

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

C.  Albanian Joint Venture

Soltera, together with two Albanian companies, ENER-ALB PROJECTS sh.p.k. and ELITE MINE sh.a., formed a new joint venture company named the Albanian Mines Company sh.a. (the "Albanian Joint Venture Company") to tender for the rights to mineral properties in Albania.  The Albanian Joint Venture Company was formed on October 17, 2008 and came into existence upon the Albanian Joint Venture Company's Act of Incorporation being filed with and acceptance by the Albanian Register.  See Exhibit 3.8 – Act of Incorporation for more details.

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

As the tender over the initial project of interest was not successful, Fabio Montanari resigned from the charge of Administrator on the 28 May 2009. The board of directors decided in November 2012 to abandon the Albanian Joint Venture since the joint venture had been virtually dormant for the previous two years.  Soltera will incur no further costs and all rights, responsibilities, and expenses for future operations were passed to the other Albanian Joint Venture partner with no payments between the parties.

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
Soltera Mining Corp.	Form 10-K - 2014	Page 9

Raw Materials

For the Argentinean Claims, the raw materials for Soltera's exploration program will be items including camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in either the city of Santa Catalina (15 kilometres (9.3 miles) from the mineral claims), La Quiaca (80 kilometres (50 miles) from the mineral claims), Vilazon (Bolivia) (80 kilometres (50 miles) from the mineral claims), San Salvador de Jujuy (380 kilometres (236 miles) from the mineral claims) or in Salta (430 kilometres (267 miles) from the mineral claims) from a variety of suppliers for the El Torno, and Zapaleri Projects.

Dependence on Major Customers

Soltera has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Soltera has no intellectual property such as patents or trademarks.  Additionally, Soltera has no royalty agreements or labor contracts.

Government Controls and Regulations

Soltera's business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time.  However, management is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective.  Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Soltera.

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

The effect of these existing regulations on the business is that Soltera is able to carry out its exploration program as planned. However, it is possible that a future government could change the regulations that could limit Soltera's ability to explore its claims, but management believes this is highly unlikely.

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

Number of Total Employees and Number of Full Time Employees

Soltera does not have any employees other than Fabio Montanari, Alessandro Murroni, and Arnaldo Massini, the officer and directors of Soltera.  Soltera intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on Soltera's mineral claims as required throughout the course of the exploration program.  The funds that will be used to pay for the independent geologist, prospectors and consultants will be the funds that already exist in the corporate treasury and from equity funds that Soltera will raise in the future.

Soltera Mining Corp.	Form 10-K - 2014	Page 10

Item 1A.      Risk Factors.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.         Unresolved Staff Comments.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                  Description of Property.

Soltera's executive offices are located at 3651 Lindell Road, Suite D579, Las Vegas, Nevada, 89103.  Currently, Soltera pays $45 per month for this space pursuant to the terms and conditions of a written agreement.

Soltera has an interest in mineral claims located in Argentina as described in Item 1 above.

Item 3.                  Legal Proceedings.

Soltera is not a party to any material pending legal proceedings and, to the best of Soltera's knowledge, none of Soltera's property or assets are the subject of any material pending legal proceedings, with the exception of the following:

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

See the Form 8-K filed by Soltera on June 18, 2010 for more information on the Goldlake financing agreement.

Item 4.                  Mine Safety Disclosures.

Soltera is not an operator of any mine and has not been an operator of any mine during the time period covered by this report.

Soltera Mining Corp.	Form 10-K - 2014	Page 11

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)                  Market Information

Soltera's common stock was quoted on the NASD OTC Bulletin Board under the symbol "AMXC" from May 23, 2006 to May 30, 2007, and is now quoted under the symbol "SLTA" on the NASD OTC Pink Sheets.  The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended July 29, 2015.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
29 July 2015	$0.048	$0.025	Pink OTC Markets Inc.
30 April 2015	$0.05	$0.041	Pink OTC Markets Inc.
31 January 2015	$0.08	$0.034	Pink OTC Markets Inc.
31 October 2014	$0.1501	$0.058	Pink OTC Markets Inc.
31 July 2014	$0.17	$0.11	Pink OTC Markets Inc.
30 April 2014	$0.23	$0.085	Pink OTC Markets Inc.
31 January 2014	$0.135	$0.06	Pink OTC Markets Inc.
31 October 2013	$0.15	$0.0201	Pink OTC Markets Inc.
31 July 2013	$0.160	$0.1001	Pink OTC Markets Inc.
30 April 2013	$0.185	$0.065	Pink OTC Markets Inc.

(b)                  Holders of Record

Soltera has approximately 20 holders of record of Soltera's common stock as of July 29, 2015.  The number of registered shareholders does not include any estimate by Soltera of the number of beneficial owners of common stock held in street name.  The transfer agent for Soltera's common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

(c)                  Dividends

Soltera has declared no dividends on its common stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Soltera's Board of Directors.

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
Soltera Mining Corp.	Form 10-K - 2014	Page 12

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

The outstanding warrants were initially set to expire on June 20, 2013 and June 30, 2013 and were exercisable for the purchase of 2,999,430 and 14,002,826 common shares respectively at an exercise price of $0.15 per share.  On May 1, 2013, management agreed to extend the expiry dates of all outstanding warrants as at that date to September 30, 2013. All warrants have expired as at the date of filing this annual report.

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
Soltera Mining Corp.	Form 10-K - 2014	Page 13

exercise price of $0.18 per share for a period of two years from the date of the closing of each tranche of financing.  If GTS fully subscribes for the unit offering and exercises all of the warrants it receives then GTS will become the registered owner of 136,363,638 restricted shares of common stock in the capital of Soltera, which will represent a 58.1% fully-diluted interest in Soltera.  As of the date of this current report Soltera has received $110,000 of the subscription proceeds, but has not yet issued any restricted shares of common stock or warrants.  See Exhibit 10.23 - GTS Financing Agreement for more details.

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

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Soltera's common stock.

(d)	Penny Stock Rules

Trading in Soltera's common stock is subject to the "penny stock" rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Soltera's common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Soltera's securities, which could severely limit their market price and liquidity of Soltera's securities.  The application of the "penny stock" rules may affect your ability to resell Soltera's securities.

Item 6.        Selected Financial Data.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF SOLTERA MINING CORP. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Soltera was incorporated in the State of Nevada on September 21, 2005 and on May 30, 2007 changed its name from "Atlin Mineral Exploration Corp." to "Soltera Mining Corp."

Soltera's principal business is the acquisition and exploration of mineral resources.  Soltera has not presently determined whether its mineral claims contain mineral reserves that are economically recoverable.

Management has decided to expand Soltera's focus and identify and assess new projects for acquisition purposes that are more global in nature.  Management will continue to focus on exploring and adding value to the project interests already acquired but will also now focus on new projects on an international level.

Soltera Mining Corp.	Form 10-K - 2014	Page 14

Argentina

On July 24, 2007, Soltera agreed to acquire all of the shares of Incas Mineral, S.A. ("Incas") from the sole shareholder of Incas, Fabio Montanari, for the purchase price of $1,500, which represents the costs for incorporating and organizing Incas in the jurisdiction of Argentina.

Incas has two agreements to explore and an option to purchase two projects in the province of Jujuy, Argentina. The first project is called the "El Torno Project" and the second project is called the "Zapaleri Project".  Soltera is currently focusing its efforts on the El Torno Project.

The El Torno Project is located in the Andean Cordillera in the extreme north-west of Argentina near the international border with Bolivia. The region is at altitudes around 4,000 metres (13,123 feet) and the nearest permanent habitation is the village of Santa Catalina village about 20 kilometres (12.5 miles) to the east.

The El Torno option agreement, between Manuel Bernal Mateo and Incas, is dated July 6, 2007 and covers five mineral claims in Argentina covering 7,863.24 hectares (19,430 acres).  Incas has the exclusive right to explore the El Torno Project with an option to acquire a 100% interest in the properties upon fulfilling certain conditions.  Currently, this option agreement is not in good standing.  See "Item 1. Description of Business - (b) Business of Soltera" above for more information.

The Zapaleri Project is also located in the Andean Cordillera in the extreme north-west of Argentina and is about 100 miles in proximity to El Torno.

The Zapaleri option agreement, between Antonio Agustin Giulianotti and Incas, is dated July 6, 2007 and covers one mineral claim in Argentina covering 6,395 hectares (15,802 acres).  Incas has the exclusive right to explore the mineral claims with an option to acquire a 100% interest in the mineral claim upon fulfilling certain conditions.  Currently, the standing of this option agreement is uncertain as all required payments and exploration activity have been suspended until the potential claim dispute is resolved.  See "Item 1. Description of Business (b) Business of Soltera" and "Item 3.  Legal Proceedings" above for more information.

Soltera is aware of a potential claim dispute on the Zapaleri Project.  However, management believes that Soltera's ownership rights are not impacted by this.  If Soltera's ownership rights are lost, Soltera will promptly file a Form 8-K with the SEC disclosing the loss of the ownership rights.

Albania

Soltera, together with two Albanian companies, ENER-ALB PROJECTS sh.p.k. and ELITE MINE sh.a., formed a new joint venture company named the Albanian Mines Company sh.a. to tender for the rights to mineral properties in Albania.  As the initial tender was not successful, Fabio Montanari resigned from the charge of Administrator on the 28 May 2009. Soltera has not undertaken any expense for this joint-venture.  The Albanian Joint Venture Company is currently in good standing and there have been no expenses of any kind.  However, following a request from the other Joint-Venture partner, the board of directors decided on November 21, 2012, for reasons of convenience and efficiency, to leave the Joint-Venture.  All rights will pass to the other partner; there were no payments to either party, and the other joint venture partner assumed all responsibility for any existing debt and the future operation of the Albanian Joint Venture Company.

Plan of Operation

Argentina Exploration Plan

Soltera's subsidiary Incas Mineral, S.A., has completed its first four phases of the exploration plan for the El Torno Project but has not started to explore the Zapaleri Project as the administrative situation is still to be resolved.  All acquisition option payments on the El Torno Project were made up to June 30, 2013.  However, as of the date of this annual report, Soltera has not yet made any of the three outstanding payments under the Renegotiation Agreement, except for a partial payment of $100,000 made to Mr. Giulianotti on February 20, 2014.  As a result, the Renegotiation Agreement is currently in default.  Soltera intends to renegotiate the payment terms with Mr. Giulianotti, however, Soltera has not yet begun the renegotiations and there is no certainty that Soltera will be successful in negotiating new terms and maintaining its interest in the El Torno Project.

Soltera Mining Corp.	Form 10-K - 2014	Page 15

Over the next 12 months management intends to begin a drill program on certain areas of the El Torno Project.  The drill program will allow Soltera to start the prefeasibility study on the El Torno Project.  Management also intends to keep the Zapaleri Project option agreement in good standing by complying with the terms of that option agreement, and also intends to bring back into good standing the El Torno Project option agreement by renegotiating with the property owner.

In addition, management anticipates incurring the following expenses during the next 12 month period:

•
Management anticipates spending approximately $120,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $1,440,000 over the next 12 months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Soltera's regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

•
Management anticipates spending approximately $100,000 in complying with Soltera's obligations as a reporting company under the Securities Exchange Act of 1934.  These expenses will consist primarily of professional fees relating to the preparation of Soltera's financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

As at October 31, 2014, Soltera had cash of $2,365 and a working capital deficit of $7,898,597.  Accordingly, Soltera will require additional financing in the amount of approximately $3.5 million in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Risk Factors

An investment in Soltera's common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Soltera's Form SB-2/A filed on March 10, 2006 and Soltera's Form 10-KSB filed on February 21, 2008.

Financial Condition

As at October 31, 2014, Soltera had a cash balance of $2,365.

With the acquisition of Incas and the Argentinean Claims, Soltera will need to make strategic decisions on how to deploy its funds.  Soltera's current focus is on the El Torno Project, and the continuation of this project is dependent on the successful renegotiation of payment terms with Mr. Giulianotti.  Soltera has not suffered from Argentinean Peso purchasing power as the Argentinean Peso has been devaluated during the fiscal period.

During the next 12 months, management plans to complete an independent geological report on the El Torno Project and to begin a drill program on the El Torno Project.  To do so, additional funds are required. The additional funding will come from equity financing from the sale of Soltera's common stock or sale of part of Soltera's interest in its mineral claims.  If management is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Soltera.  Soltera does not have any financing arranged and cannot provide investors with any assurance that management will be able to raise sufficient funding from the sale of Soltera common stock to fund further exploration or exploitation of the Argentinean Claims.  In the absence of such financing, Soltera's business will fail.

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

Based on the nature of Soltera's business, Soltera anticipates incurring operating losses in the foreseeable future.  Soltera bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Future financial results are also uncertain due to a number of factors, some of which are outside Soltera's control.  These factors include, but are not limited to:

Soltera Mining Corp.	Form 10-K - 2014	Page 16

•	management's ability to raise additional funding;
•	the market price for gold;
•	the results of the proposed exploration programs on the mineral property; and
•	management's ability to find joint venture partners for the development of Soltera's property interests

Due to Soltera's lack of operating history and present inability to generate revenues, Soltera's auditors have stated their opinion that there currently exists a substantial doubt about Soltera's ability to continue as a going concern. Even if Soltera completes the current exploration program, and it is successful in identifying a mineral deposit, Soltera will have to spend substantial funds on further drilling and engineering studies before Soltera will know if it has a commercially viable mineral deposit or reserve.

Liquidity and Capital Resources

Soltera had working capital deficiency of $1,332,833 as of October 31, 2014, compared with a working capital deficiency of $785,740 as of October 31, 2013.

There are no assurances that Soltera will be able to achieve further sales of its shares of common stock or any other form of additional financing.  If Soltera is unable to achieve the financing necessary to continue its plan of operations, Soltera will not be able to continue its exploration of its properties and its business will fail.

Management estimates that Soltera's current cash will not be sufficient to fully finance its operations at current and planned levels for the next 12 months.  Management intends to manage Soltera's expenses and payments to preserve cash until Soltera is profitable, otherwise additional financing must be arranged.  Specifically, such cash management actions include donation of rent and services by Soltera's directors and officers. To date the president has personally covered a portion of the expenses of Soltera for travel and other costs in Argentina. If and when Soltera raises the needed funds, the president will be reimbursed for these expenses.

Net Cash Used in Operating Activities

Soltera had cash of $2,365 and working capital deficiency of $1,332,833 at October 31, 2014.

During the fiscal year ended October 31, 2014, Soltera used $226,026 in cash for operating activities compared with $796,421 for the previous fiscal year.  This was primarily a result of a smaller operating loss in 2014.  Due to the continuing lack of sufficient funds for operating activities, there is a larger amount of unpaid costs in accounts payable and accrued liabilities in 2014 as compared to 2013.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities was $100,020 for the fiscal year ended October 31, 2014 as compared with net cash used by investing activities of $313,069 for the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased to $258,682, comprised of $148,682 advanced from related parties and $110,000 from stock subscriptions, for the fiscal year ended October 31, 2014 as compared with $435,697 for the previous fiscal year.

Results of Operation for the Period Ended October 31, 2014

Soltera has had no operating revenues since its inception on September 21, 2005, through to October 31, 2014.  Soltera's activities have been financed from the proceeds of share subscriptions and advances from the related parties of Soltera.  Since inception, on September 21, 2005, to October 31, 2014, Soltera raised a total of $4,747,777 from private offerings of its shares of common stock.

References to the discussion below to fiscal 2014 are to Soltera's fiscal year ended on October 31, 2014.  References to fiscal 2013 are to Soltera's fiscal year ended October 31, 2013.
Soltera Mining Corp.	Form 10-K - 2014	Page 17

	For the Year Ended October 31, 2014 $	For the Year Ended October 31, 2013 $
	(Audited)	(Audited)
Revenue	–	–

Expenses

Depreciation	24,343	37,151
Exploration and mining expenses	4,000	183,238
General and administrative	143,678	129,496
Management fees	137,500	168,010
Professional fees	245,714	225,217
Stock-based compensation	-	348,245
Travel accommodation	3,101	13,617

Total Expenses	558,336	1,104,974

Other Income (Expenses)

Foreign exchange (loss) gain	(48,772)	(19,993)
Impairment of mineral property costs	(1,150,020)	-
Loss on disposal of assets	(1,813)	-
Provision for amounts receivable	(443)	(9,072)

Net Loss	(1,759,384)	(1,134,039)

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Soltera's corporate organization, the preparation of Soltera's financial statements and Soltera's continuous disclosure filings with the Securities and Exchange Commission.

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

Soltera Mining Corp.	Form 10-K - 2014	Page 18

Material Commitments for Capital Expenditures

On February 7, 2014, Soltera entered into a financing agreement with GTS Gold Trading Service DMCC ("GTS") for a conditional unit offering of up to $5 million at an offering price of $0.11 per unit.  Each unit consists of one restricted common share of Soltera and one warrant, with each warrant exercisable for the purchase of two common shares of Soltera at a price of $0.18 per share for a period of two years from the date of the closing of each tranche of financing.  To date, Soltera has received stock subscriptions of $110,000 from GTS, however, no shares have yet been issued.

Tabular Disclosure of Contractual Obligations

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Critical Accounting Policies

Soltera's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management's application of accounting policies.  Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of Soltera's financial statements is critical to an understanding of Soltera's financial statements.

Use of Estimates
The preparation of the consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Soltera regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of mineral property acquisition costs, and deferred income tax asset valuation allowances measurement of stock-based compensation, and any contingent liabilities.  Soltera bases its estimates and assumptions on current facts, historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Soltera may differ materially and adversely from Soltera's estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Earnings (Loss) Per Share
Soltera computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at October 31, 2014, there were no dilutive securities.

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

Soltera Mining Corp.	Form 10-K - 2014	Page 19

Financial Instruments
Financial instruments, which include cash, loan receivable, accounts payable, amounts due to related parties and notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Soltera's operations are in Mexico, Canada, and Argentina, which results in exposure to market risks from changes in foreign currency exchange rates.  The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, Soltera does not use derivative instruments to reduce its exposure to foreign currency risk.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Soltera Mining Corp.	Form 10-K - 2014	Page 20

Item 8.                          Financial Statements and Supplementary Data.

SOLTERA MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014 and 2013

Soltera Mining Corp.	Form 10-K - 2014	Page 21

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Soltera Mining Corp.

We have audited the accompanying consolidated balance sheets of Soltera Mining Corp. as of October 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, cash flows and stockholders' equity (deficiency) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soltera Mining Corp. as of October 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues, has a working capital deficit at October 31, 2014 and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED PROFESSIONAL ACCOUNTANTS
Vancouver, Canada
August 12, 2015

Soltera Mining Corp.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2014		October 31, 2013
	$		$
ASSETS
Current Assets
Cash		2,365		20,301
Prepaid expenses		1,322		8,735
Total Current Assets		3,687		29,036

Mineral property (Note 5)		-		1,050,000
Note receivable (Note 6)		26,000		26,000
Property and equipment (Note 7)		109,338		138,201
TOTAL ASSETS		139,025		1,243,237

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable		7,267		8,145
Accrued liabilities		496,065		148,125
Due to related parties (Note 8)		826,405		677,723
Note payable (Note 9)		6,783		6,783
TOTAL LIABILITIES		1,336,520		840,776

Stockholders' Equity (Deficiency)
Common Stock, 200,000,000 shares authorized, $0.001 par value; 98,167,597 shares issued and outstanding (2013 - 98,167,597)		98,167		98,167
Additional paid-in capital		6,297,805		6,297,805
Stock subscriptions received		110,000		-
Donated capital		17,250		17,250
Accumulated other comprehensive income		177,880		128,452
Accumulated deficit		(7,898,597)		(6,139,213)
Total Stockholders' Equity (Deficiency)		(1,197,495)		402,461
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)		139,025		1,243,237

Nature of Operations and Going Concern (Note 1) Commitments and Contingency (Note 12)

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.
Consolidated Statements of Comprehensive Loss
(Expressed in U.S. dollars)

	For the Year Ended October 31,
	2014		2013
	$		$

EXPENSES
Depreciation		24,343		37,151
Exploration and mining expenses		4,000		183,238
General and administrative		143,678		129,496
Management fees (Note 8)		137,500		168,010
Professional fees		245,714		225,217
Stock-based compensation		-		348,245
Travel and accommodation		3,101		13,617
LOSS BEFORE OTHER ITEMS		(558,336)		(1,104,974)
OTHER ITEMS
Foreign exchange loss		(48,772)		(19,993)
Impairment of mineral property acquisition costs (Note 5)		(1,150,020)		-
Loss on disposal of assets		(1,813)		-
Provision for amounts receivable (Note 4)		(443)		(9,072)
NET LOSS		(1,759,384)		(1,134,039)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		49,428		8,382
COMPREHENSIVE LOSS		(1,709,956)		(1,125,657)
Total loss per share - basic and diluted		(0.02)		(0.01)
Weighted average number of shares outstanding		98,167,597		97,464,551

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	For the Year Ended October 31,
	2014		2013
	$		$

OPERATING ACTIVITIES
Net loss		(1,759,384)		(1,134,039)

Adjustments for non-cash items in:
Assets disposed of upon termination of rent agreement		2,707		-
Depreciation		24,343		37,151
Impairment of mineral property acquisition costs		1,150,020		-
Loss on disposal of assets		1,813		-
Provision for amounts receivables		443		9,072
Stock-based compensation		-		348,245

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities		347,062		(42,287)
Amounts receivable		(443)		(5,828)
Prepaid expenses		7,413		(8,735)
CASH USED IN OPERATING ACTIVITIES		(226,026)		(796,421)

INVESTING ACTIVITIES
Payments for mineral property acquisition		(100,020)		(300,000)
Purchase of property and equipment		-		(13,069)
CASH USED IN INVESTING ACTIVITIES		(100,020)		(313,069)

FINANCING ACTIVIES
Due to related parties		148,682		85,745
Proceeds from issuance of common stock, net		-		349,952
Stock subscriptions received		110,000		-
CASH PROVIDED BY FINANCING ACTIVITIES		258,682		435,697

EFFECT OF EXCHANGE RATE CHANGES ON CASH		49,428		8,382
DECREASE IN CASH		(17,936)		(665,411)
CASH - BEGINNING OF YEAR		20,301		685,712

CASH - END OF YEAR		2,365		20,301

SUPPLEMENTAL DISCLOSURES
Interest paid		-		-
Income taxes paid		-		-

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.
Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in U.S. dollars)

	Common Stock			Additional Paid-In	Stock Subscriptions	Donated	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value		Capital	Received	Capital	Income	Deficit	Total
		$		$	$	$	$	$	$

Balance – October 31, 2012	95,834,594		95,834	5,601,941	-	17,250	120,070	(5,005,174)		829,921
Common stock issued pursuant to exercise of warrants at $0.15/share	2,333,003		2,333	347,619	-	-	-	-		349,952
Stock-based compensation	-		-	348,245	-	-	-	-		348,245
Foreign exchange currency translation	-		-	-	-	-	8,382	-		8,382
Net loss for the year	-		-	-	-	-	-	(1,134,039)		(1,134,039)
Balance – October 31, 2013	98,167,597		98,167	6,297,805	-	17,250	128,452	(6,139,213)		402,461

Stock subscriptions received	-		-	-	110,000	-	-	-		110,000
Foreign exchange currency translation	-		-	-	-	-	49,428	-		49,428
Net loss for the year	-		-	-	-	-	-	(1,759,384)		(1,759,384)
Balance – October 31, 2014	98,167,597		98,167	6,297,805	110,000	17,250	177,880	(7,898,597)		(1,197,495)

(The accompanying notes are an integral part of these consolidated financial statements)

Soltera Mining Corp.
Notes to the Consolidated Financial Statements as of October 31, 2014 and 2013
(Expressed in U.S. dollars)

1.              NATURE OF OPERATIONS AND GOING CONCERN

Soltera Mining Corp. (the "Company") was incorporated in the State of Nevada on September 21, 2005. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2014, the Company has a working capital deficiency of $1,332,833 and has accumulated losses of $7,898,597 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management intends to raise equity and/or debt financing to fund its operations, which may result in substantial dilution to the Company's stockholders or may not be available, if at all, in amounts or on terms acceptable to the Company. If additional capital is not obtained, the Company may be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)     Consolidated Financial Statements and Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements consolidate the Company with its Argentinean wholly-owned subsidiary, Incas Mineral, S.A. ("Incas"). All intercompany transactions have been eliminated. The Company's fiscal year end is October 31.

b)     Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of amounts receivable and mineral property acquisition costs, deferred income tax asset valuation allowances, measurement of stock-based compensation, and any contingent liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)     Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the consolidated statement of comprehensive loss. Basic EPS is computed by dividing earnings (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2014 and 2013 there were no potentially dilutive securities outstanding.

Soltera Mining Corp.
Notes to the Consolidated Financial Statements as of October 31, 2014 and 2013
(Expressed in U.S. dollars)

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)     Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at October 31, 2014 and 2013, the Company's only component of comprehensive income was foreign currency translation adjustments.

e)     Cash and Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)      Mineral Property Costs

The Company has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at the end of reporting period. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

i)      Asset Retirement Obligations

The Company follows the provisions of ASC 440, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as at October 31, 2014 and 2013.

Soltera Mining Corp.
Notes to the Consolidated Financial Statements as of October 31, 2014 and 2013
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

The Company's operations are in Argentina, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Soltera Mining Corp.
Notes to the Consolidated Financial Statements as of October 31, 2014 and 2013
(Expressed in U.S. dollars)

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m)    Foreign Currency Translation

The Company's functional and reporting currency is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Argentinean pesos. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the wholly-owned subsidiary, Incas, is the Argentinean peso. The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

n)     Reclassification

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

o)     Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

During the year ended October 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this standard allowed the Company to remove the previously disclosed inception-to-date information and all references to exploration stage.

3.            JOINT VENTURE

On October 17, 2008, the Company formed a joint venture company named the Albanian Mines Company sh.a. with two Albanian companies to tender for the rights to mineral properties in Albania. During the year ended October 31, 2013, the Company disposed of its interest in the joint venture for $Nil proceeds. The joint venture was inactive and had never incurred any costs.

4.              PROVISION FOR AMOUNTS RECEIVABLE

During the year ended October 31, 2014, the Company recorded a provision for amounts receivable for VAT sales tax receivables claimed in Argentina of $443 (2013 - $9,072) due to uncertainty in recovery. The VAT may be collected after the Company commences commercial production.

Soltera Mining Corp.
Notes to the Consolidated Financial Statements as of October 31, 2014 and 2013
(Expressed in U.S. dollars)

5.              MINERAL PROPERTIES

a)   El Torno Project

On July 6, 2007, the Company's wholly owned subsidiary, Incas, entered into a mineral property exploration and option agreement, which was amended on December 30, 2008, whereby Incas has the exclusive right to explore five minerals claims in Argentina until December 30, 2013 with an option to acquire a 100% interest in the mineral claims in Argentina (the "El Torno Project"), upon fulfilling the conditions set forth:

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

(4)       Incas will also pay the vendor the following payments:

1.     $50,000 on or before June 30, 2008 (paid)
2.     $100,000 on or before June 30, 2009 (paid)
3.     $200,000 on or before June 30, 2010 (paid)
4.     $150,000 every six months with the first payment due on or before June 30, 2011 (June 30, 2011 – paid; December 31, 2011 – paid; June 30, 2012 – paid; December 31, 2012 – paid; June 30, 2013 – paid);

(5)       Incas will make an investment of $1,000,000 in exploration of the El Torno Project on or before July 6, 2009, which was extended to December 31, 2011 (completed).

On February 20, 2014, the Company completed a renegotiation of the El Torno Project mineral property exploration and option agreement (the "Renegotiated Agreement") with the vendor. The payment terms of the El Torno Project mineral property exploration and option agreement are extended such that the remaining $2,750,000 is to be paid on or before the following dates:

(1)     $500,000 on or before June 30, 2014;
(2)     $500,000 on or before December 30, 2014;
(3)     $500,000 on or before June 30, 2015;
(4)     $500,000 on or before December 30, 2015;
(5)     $500,000 on or before June 30, 2016; and
(6)     $250,000 on or before December 30, 2016.

As at October 31, 2014, the Company paid $100,000 as an advance towards the payment (1) above but has failed to make the remaining required payments in accordance with the specified payment terms. The Company intends to renegotiate the payment terms with the vendor, however, there is no certainty that the Company will be successful in doing so. As a result, the Company is in default of the Renegotiated Agreement, and has recorded an impairment of $1,150,020 at October 31, 2014 representing the acquisition costs capitalized in connection with the El Torno Project.

Soltera Mining Corp.
Notes to the Consolidated Financial Statements as of October 31, 2014 and 2013
(Expressed in U.S. dollars)

5.             MINERAL PROPERTIES (continued)

b)   Zapaleri Project

On July 6, 2007, prior to the Company's acquisition of Incas, Incas entered into a mineral property exploration and option agreement with the vendor whereby the Company has the exclusive right to explore one mineral claim in Argentina with an option to acquire a 100% interest in the mineral claim upon fulfilling the conditions set forth: (1) Incas is obliged to submit a quarterly report to the vendor with technical data and detailed expenses on the mineral claim; (2) Incas will pay to the vendor a 1% Foundry Net Return, which can be purchased by Incas for $1,000,000 anytime after production commences on the mineral claim; (3) upon completion of the option payments, Incas will pay the vendor $3,500,000, less any payments made by Incas during the option period; (4)  Incas will also pay the vendor $20,000 on June 30, 2008 (unpaid), $40,000 on June 30, 2009 (unpaid), and $80,000 on June 30, 2010 (unpaid).

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

Since October 31, 2009, the Company's rights to explore the claim were under dispute. As a result, the Company has suspended all required payments and exploration activity on the claim until the dispute has been resolved.

6.              NOTE RECEIVABLE

During the year ended October 31, 2012, the Company advanced $26,000 to a minority shareholder of the Company. The amount is unsecured, non-interest bearing and is due on demand. The note receivable has been recorded as a long-term receivable.

7.             PROPERTY AND EQUIPMENT

	October 31, 2014		October 31, 2013
	$		$
Automobile		181,922		181,922
Computer equipment		3,878		4,134
Furniture and fixtures		17,104		21,899
Machinery and equipment		4,639		4,639
Tools and small items		341		341
Leasehold Improvements		-		2,129
		207,884		215,064
Less accumulated depreciation		(98,546)		(76,863)

		109,338		138,201

8.              RELATED PARTY TRANSACTIONS AND BALANCES

a)  On July 24, 2007, the Company entered into a management agreement with the CEO of the Company to provide management services in exchange for $8,500 per month. During the year ended October 31, 2014, the Company recorded $93,500 (2013 - $102,000) of management services provided by the CEO of the Company. The services were provided until September 2014 for the year, as the CEO had resigned from his position in October 2014 and was re-appointed to the position subsequent to the year-end in July 2015.
b)  As at October 31, 2014, the Company owes $514,405 (2013 - $409,723) to the CEO of the Company which consists of expenses paid on behalf of the Company and management fees owing to the CEO for services rendered. The amount owing is unsecured, non-interest bearing and due on demand.

Soltera Mining Corp.
Notes to the Consolidated Financial Statements as of October 31, 2014 and 2013
(Expressed in U.S. dollars)

8.              RELATED PARTY TRANSACTIONS AND BALANCES (continued)

c)  As at October 31, 2014, the Company owes $312,000 (2013 - $268,000) to a former director of the Company which consists of $44,000 (2013 - $48,000) of management fees for the year pursuant to an agreement entered into on November 18, 2009. The amount owing is unsecured, non-interest bearing and due on demand. The services were provided until September 2014, as the former director resigned from his position in October 2014.
d)   During the year ended October 31, 2014, the Company paid $Nil (2013 - $26,500) to the spouse of the CEO of the Company for accounting and administration services provided to the Company.
e)   Refer to Note 3.

  All related party transactions were recorded at their exchange amounts, being the amounts agreed upon by the related parties.

9.              NOTE PAYABLE

  During the year ended October 31, 2009, the Company received a loan of $6,783 from a stockholder of the Company. The amount is unsecured, non-interest bearing and is due on demand. As of October 31, 2014 and 2013, the loan has an outstanding balance of $6,783.

10.           COMMON STOCK

  Transactions during the years ended October 31, 2014 and 2013:

a)   On February 18, 2014, the Company received $110,000 in stock subscriptions (see Note 12). As at October 31, 2014, the Company has not yet issued any shares for these subscriptions.
b)    On April 3, 2013, the Company issued 999,670 restricted shares of common stock for the exercise of 999,670 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $149,952.
c)   On November 26, 2012, the Company issued 1,333,333 restricted shares of common stock for the exercise of 1,333,333 restricted non-transferable share purchase warrants at an exercise price of $0.15 per warrant, for total proceeds of $200,000.

11.         SHARE PURCHASE WARRANTS

  Transactions during the years ended October 31, 2014 and 2013:

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

The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Shares	Weighted Average
	Issuable for Warrants	Exercise Price
Balance – October 31, 2012	19,999,879	$0.15
Exercised	(2,333,003)	0.15
Expired	(17,666,876)	0.15
Balance – October 31, 2013 and 2014	-	$-

As at October 31, 2014, the Company has no share purchase warrants outstanding.

Soltera Mining Corp.
Notes to the Consolidated Financial Statements as of October 31, 2014 and 2013
(Expressed in U.S. dollars)

12.           COMMITMENTS AND CONTINGENCY

a)  On February 7, 2014, the Company entered into a financing agreement with GTS Gold Trading Service DMCC ("GTS") for a conditional unit offering of up to $5 million at an offering price of $0.11 per unit. Each unit consists of one restricted common share of the Company and one warrant, with each warrant exercisable for the purchase of two common shares of the Company at a price of $0.18 per share for a period of two years from the date of the closing of each tranche of financing. To date, the Company has received stock subscriptions of $110,000 from GTS, however, no shares have yet been issued.

b)  In July 2010, the Company was served with a lawsuit by Ambrian Resources AG. Ambrian sued the Company for damages on the alleged grounds that Ambrian had negotiated and finalized a binding funding agreement with the Company during the period April to June 2010 but instead the Company chose to enter a financing agreement with another company (Goldlake). Ambrian also claimed that the Company used a strategy developed by Ambrian and used information provided by a South African mining engineer who visited the project at Ambrian's expense. Ambrian sought damages in excess of $20 million dollars.

The Company denied all claims in the lawsuit and retained a Nevada litigator to defend the action brought against it by Ambrian in the State of Nevada. The Company also sought to have the lawsuit dismissed on the grounds that there was no binding agreement with Ambrian.

On January 23, 2013, the above-noted lawsuit brought against the Company by Ambrian in July 2010, was dismissed following a Stipulation and Order for Dismissal, which was entered into by both parties, in which all outstanding claims were dismissed in consideration of $0.

c)  During the year, the Company was advised of a possible legal claim in the amount of approximately $10,000 in relation to amounts allegedly owed to a third-party. In addition, the Company received notice of a legal claim filed in the courts in the amount of at least approximately $7,000 in relation to amounts allegedly owed to another third-party. The Company believes these possible and actual claims are without merit and intends to vigorously defend its position. Accordingly, as at October 31, 2014, the Company has not recorded any provision for possible loss in these consolidated financial statements.

13.           INCOME TAXES

  The Company's deferred income taxes reflect the net effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  The Company's potential deferred tax assets arise primarily from net operating loss carryovers. The Company has a net operating loss carry forward of $3,854,000 available in United States to offset taxable income in future years which commence expiring in fiscal 2025, and a net operating loss carry forward of $1,908,000 available in Argentina to offset taxable income in future years which commence expiring in fiscal 2015. The Company has recorded a full valuation allowance for the deferred tax assets as the Company's ability to realize these benefits does not meet the "more likely than not" required criteria.

  The Company is subject to United States federal and state income taxes at a statutory rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

Soltera Mining Corp.
Notes to the Consolidated Financial Statements as of October 31, 2014 and 2013
(Expressed in U.S. dollars)

13.           INCOME TAXES (continued)

	October 31, 2014		October 31, 2013

	$		$
Income tax recovery at statutory rate		(616,000)		(397,000)
Provisions and others		-		3,000
Stock-based compensation		-		122,000
Impairment loss of mineral property		403,000		-
Valuation allowance change		213,000		272,000

Provision for income taxes		–		–

  The significant components of deferred income tax assets and liabilities at October 31, 2014 and 2013 are as follows:

	October 31, 2014		October 31, 2013
	$		$

Net operating loss carryforward		2,017,000		1,804,000
Valuation allowance		(2,017,000)		(1,804,000)

Net deferred income tax assets		–		–

14.           FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurement and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, note receivable, accounts payable, due to related parties and note payable. Pursuant to ASC 820, the fair value of the Company's cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets.

As at October 31, 2014 and October 31, 2013, there were no liabilities measured at fair value on a recurring basis presented on the Company's consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of October 31, 2014 and October 31, 2013 as follows:

Soltera Mining Corp.
Notes to the Consolidated Financial Statements as of October 31, 2014 and 2013
(Expressed in U.S. dollars)

14.          FAIR VALUE MEASUREMENTS (continued)

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active Markets	Other	Significant	Balance as of	Balance as of
	For Identical	Observable	Unobservable	October 31,	October 31,
	Instruments	Inputs	Inputs	2014	2013
	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$	$

Cash	2,365	-	-	2,365	20,301

Total assets measured at fair value	2,365	-	-	2,365	20,301

15.          SEGMENT DISCLOSURES

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions of the Company and its subsidiary.

Assets by geographical segments as at October 31, 2014 and October 31, 2013, are as follows:

	Canada		Argentina		Total
	$		$		$

Current assets		1,732		1,955		3,687
Note receivable		26,000		-		26,000
Property and equipment		-		109,338		109,338

Total assets, at October 31, 2014		27,732		111,293		139,025

Current assets		20,391		8,645		29,036
Note receivable		26,000		-		26,000
Mineral property		-		1,050,000		1,050,000
Property and equipment		-		138,201		138,201

Total assets, at October 31, 2013		46,391		1,196,846		1,243,237

Net losses by geographical segments are as follows:

Net loss for the year ended October 31, 2014	389,735	1,369,649	1,759,384

Net loss for the year ended October 31, 2013	637,372	496,667	1,134,039

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Soltera's accountants on accounting and financial disclosure.  Soltera's Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 9A.         Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Soltera's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Soltera's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of October 31, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Soltera's management concluded, as of the end of the period covered by this report, that Soltera's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure.  In particular, Soltera failed to complete and file its annual report and subsequent quarterly reports in a timely manner, and has identified material weaknesses in internal control over financial reporting, as discussed below.

In May 2009, management implemented the following remediation procedures, which were intended to remediate the causes of Soltera's disclosure procedures and controls ineffectiveness:

•	adopted a Disclosure Committee Charter (see Exhibit 99.1 for more details)
•	appointed Soltera's officers and directors to the Disclosure Committee
•	adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements

Management's Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  Soltera's internal control over financial reporting is a process designed under the supervision of Soltera's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Soltera's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Soltera's assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Soltera's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Soltera Mining Corp.	Form 10-K - 2014	Page 37

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Soltera's annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Soltera's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Soltera's Chief Financial Officer in connection with the audit of its financial statements as of October 31, 2014 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of October 31, 2014, Soltera's internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on Soltera's financial results.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Soltera's board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

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

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Soltera's Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:  (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support Soltera if personnel turn-over issues within the department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Soltera may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of Soltera's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Soltera's independent auditors have not issued an attestation report on management's assessment of Soltera's internal control over financial reporting.  As a result, this annual report does not include an attestation report of Soltera's independent registered public accounting firm regarding internal control over financial reporting.  Soltera was not required to have, nor has Soltera, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit Soltera to provide only management's report in this annual report.

Soltera Mining Corp.	Form 10-K - 2014	Page 38

Changes in Internal Controls

There were no changes in Soltera's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal year ended October 31, 2014 that materially affected, or are reasonably likely to materially affect, Soltera's internal control over financial reporting.

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

The Directors and Officers of Soltera are as follow:

Name	Age	Positions Held and Tenure
Fabio Montanari	58	Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Corporate Secretary since July 2, 2015
Alessandro Murroni	48	Director since April 24, 2012
Arnaldo Massini	73	Director since April 24, 2012

The Directors named above will serve until the next annual meeting of the stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Fabio Montanari ●  Mr. Montanari (58 years old) has been an officer of Soltera since July 2015.  Mr. Montanari has been a geologist since 1985.  Mr. Montanari received his Doctor Degree in Geology in 1985 from the University of Ferrara (Italy).  During the past three years, Mr. Montanari has also served as a director of Soltera Mining Corp. (July 2007 to October 2014).

Alessandro Murroni ●  Mr. Murroni (48) has been a director of Soltera since April 2012.  During the past five years, Mr. Murroni has been the Managing Director of the Goldlake-owned Five Star Mining S.A. de C.V. and Eurocantera S.A. de C.V., both Honduran mining companies.  Mr. Murroni received his mining degree at the G. Asproni Technical Mining Institute in Iglesias, Italy.

Arnaldo Massini ●  Mr. Massini (73) has been a director of Soltera since April 2012.  During the past five years, Mr. Massini has been an Italian Chartered Auditor of Accounts and has been a Goldlake Director.  Mr. Massini joined the Goldlake Group in 2003 and contributed to the founding of their companies in both the UK and Central America.  Mr. Massini is currently CFO and Vice President of the Goldlake Group.  Mr. Massini is also the Chairman of Goldlake-owned Five Star Mining SA de CV, Vice President of Eurocantera SA de CV, and CEO of Terra di Nocera Umbra Srl.

(b)                  Identify Significant Employees

Soltera has no significant employees other than the directors and officers of Soltera.

(c)                  Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Soltera to become directors or executive officers.

Soltera Mining Corp.	Form 10-K - 2014	Page 39

(d)                  Involvement in Certain Legal Proceedings

Except for the proceeding disclosed below, during the past ten years, none of Soltera's directors or officers has been:

·	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
•	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
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

(e)                  Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Soltera is not aware of any failures to file a required report during the period covered by this annual report, with the exception that Dr. Stefano Capaccioli, Alessandro Murroni. and Arnaldo Massini each failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

(g)                 Audit Committee Financial Expert

Soltera has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Soltera's Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  Soltera's Board of Directors has determined that the cost of hiring a financial expert to act as a director of Soltera and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Soltera Mining Corp.	Form 10-K - 2014	Page 40

(h)                 Identification of Audit Committee

Soltera does not have a separately-designated standing audit committee.  Rather, Soltera's entire board of directors performs the required functions of an audit committee.  Currently, Fabio Montanari, Arnaldo Massini, and Alessandro Murroni are the members who act in the capacity of Soltera's audit committee, but do not meet Soltera's independent requirements for an audit committee member.  See Item 12. (c) Director independence below for more information on independence.

In lieu of an audit committee, Soltera's board of directors is responsible for: (1) selection and oversight of Soltera's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Soltera's employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of October 31, 2014, Soltera did not have a written audit committee charter or similar document.

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

Item 11.      Executive Compensation.

Soltera has paid or accrued $137,500 in compensation to its named executive officers during its fiscal year ended October 31, 2014.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)
Fabio Montanari CEO July 2007 - Oct 2014 July 2015 - present CFO Nov 2009 – Oct 2014 July 2015 - present	2012 2013 2014	102,000[1] 102,000[1] 93,500[1]	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	102,000 102,000 93,500
Kevan Ashworth Director April 2008 - Oct 2014	2012 2013 2014	48,000 [1] 48,000[1] 44,000[1]	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	48,000 48,000 44,000

[1]  This compensation has been accrued rather than paid and is due and owing to the named executive officer.

Soltera Mining Corp.	Form 10-K - 2014	Page 41

Since Soltera's inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Soltera and any of its directors whereby such directors are compensated for any services provided as directors, with the exception of the following:

Following a Board Resolution of February 18, 2010 Dr. Kevan L. Ashworth will be paid $4,000 per month since April 2008 and the salary of Dr. Montanari and Dr. Ashworth can be paid at the choice also partial of any of them in shares at the market price of 5 cents that was that of the last month.  Following a resolution of the November 21, 2012 the Directors decided to postpone part of the payment of its salaries of $4,000 each, excluding that of the President, while the company gets in good standing and fully compliant with SEC.  Once Soltera is in good standing and fully compliant with its SEC filings and all the information concerning financials and technical issue will be fully released, any Director will decide if the payment of due salary will be in total or in part in shares at the market share price of the mean of the last month after the full release.

There are no employment agreements between Soltera and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Soltera or from a change in a named executive officer's responsibilities following a change in control, with the exception of the following:

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
[2] Based on 98,167,597shares of common stock issued and outstanding as of August 12, 2015.

(b)                  Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Fabio Montanari Via il Perugino 8 Cagliari, Italy, 09121	31,300,000	31.9%
common stock	Alessandro Murroni Lomas del Guijarro Paseo Liquidamber Casa Carissa 13 Tegucigalpa, Honduras CA	0	0%
Soltera Mining Corp.	Form 10-K - 2014	Page 42

common stock	Arnaldo Massini Via Verdi Giuseppe 72 Gubbio (PG, Italy 06024	0 [3]	0%
common stock	Directors and Executive Officers (as a group)	31,300,000	31.9%
[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2]  Based on 98,167,597shares of common stock issued and outstanding as of August 12, 2015.
[3] Mr. Massini has a 9.853% interest in Goldlake Italia S.p.A. but does not have any beneficial ownership or control over the voting or sale of Goldlake's shares in Soltera, with the exception that Mr. Massini is one member of a five member board of directors of Goldlake.

(c)                  Changes in Control

Management is not aware of any arrangement that may result in a change in control of Soltera as of the date of this report, with the exception of the following:

Soltera has entered into a financing agreement with GTS Gold Trading Service DMCC for a unit offering of up to $5 million at an offering price of $0.11 per unit.  Each unit will consist of one restricted share of common stock in the capital of Soltera and one warrant.  Each warrant will represent two shares of common stock in the capital of Soltera with an exercise price of $0.18 per share for a period of two years from the date of the closing of each tranche of financing.  If GTS fully subscribes for the unit offering and exercises all of the warrants it receives then GTS will become the registered owner of 136,363,638 restricted shares of common stock in the capital of Soltera, which will represent a 58.1% fully-diluted interest in Soltera.   As of the date of this report Soltera has received $110,000 of the subscription proceeds, but has not issued any restricted shares of common stock or warrants.  Also, GTS is in default for failing to deliver subscription funds on a timely manner pursuant to the terms and conditions of the agreement.  The parties are currently negotiating amendments to the GTS Financing Agreement regarding delivery of payments and deadlines for making payments.  See Exhibit 10.23 - GTS Financing Agreement for more details.

Item 13.          Certain Relationships and Related Transactions.

Since the beginning of Soltera's last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Soltera was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Soltera's total assets at year-end for the last three completed fiscal years, except for the following:

1.     Acquisition of Subsidiary

Pursuant to the terms and conditions of a stock acquisition agreement, Soltera acquired all of the shares of Incas Mineral, S.A. from Fabio Montanari, Soltera's President, for the purchase price of $1,500.  Incas is a wholly-owned subsidiary of Soltera, with 98% of the shares registered in the name of Soltera and 2% of the shares registered in the name of Fabio Montanari, Soltera's president, who is holding the shares in trust for Soltera pursuant to the terms and conditions of a bare trust.  See Exhibit 10.5 – Stock Acquisition Agreement and Exhibit 10.12 - Bare Trust for more details.

2.     Financing Agreement

On June 9, 2010 Soltera entered into an agreement with Goldlake Italia S.p.A. (the "Financing Agreement") with the intention and objective of both parties to co-operate in the re-start of the alluvial exploitation operation and the subsequent completion of the exploration and resources definition plan for Soltera's El Torno Project.  Pursuant to the terms of the Financing Agreement, Goldlake has agreed to provide $1.5 million in financing to Soltera for the following purposes:

a)	to maintain the property licence option ($200,000);
b)	to restructure Soltera's corporate finance ($400,000);
c)	to re-start the alluvial gold production on Soltera' El Torno Project ($600,000); and
d)	to undertake initial test work on the major gold targets on the El Torno Project ($300,000).

Soltera Mining Corp.	Form 10-K - 2014	Page 43

As of the date of this annual report, Soltera has received from Goldlake an aggregate $3,349,968 of the financing, including the proceeds from the exercise of warrants.  See Exhibit 10.22 – Financing Agreement for more details.

3.     Management Fees

During the year ended October 31, 2014, Soltera had incurred a total of $137,500 management fees with Fabio Montanari, President and CEO, and Kevan Ashworth, former director, for the management services rendered to Soltera

4.     Accounting Services

On September 3, 2013, Soltera paid Iren Lobina, the spouse of Fabio Montanari, $26,500 for accounting and administrative services rendered for Incas Mineral S.A.  During the year ended October 31, 2014 Soltera made no payments to Iren Lobina for any services.

(b)                  Promoters and control persons

During the past five fiscal years, Fabio Montanari has been the sole promoter of Soltera's business, but Mr. Montanari has not received anything of value from Soltera nor is any person entitled to receive anything of value from Soltera for services provided as a promoter of the business of Soltera.

(c)                  List of subsidiaries

The following is a list of subsidiaries of Soltera and the percentage of voting securities owned by Soltera in each subsidiary:

Subsidiary	Voting Percentage
Incas Mineral S.A.	100%

(d)                  Director independence

Soltera's board of directors currently consists of Alessandro Murroni and Arnaldo Massini.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Soltera's board of directors has adopted the definition of "independent director" as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an "independent director" means a person other than an executive officer or employee of Soltera or any other individual having a relationship which, in the opinion of Soltera's board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Soltera in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Soltera's stock will not preclude a director from being independent.

In applying this definition, Soltera's board of directors has determined that none of the directors qualify as an "independent director" pursuant to the same Rule.

As of the date of the report, Soltera did not maintain a separately designated compensation or nominating committee.

Soltera has also adopted this definition for the independence of the members of its audit committee.  Alessandro Murroni and Arnaldo Massini serve on Soltera's audit committee.  Soltera's board of directors has determined that none of the directors are "independent" for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is "independent" for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14.          Principal Accounting Fees and Services

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Soltera's audit of consolidated annual financial statements and for review of financial statements included in Soltera's Form 10-Q's or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014 - $56,215 – Manning Elliott LLP – Chartered Accountants
2013 - $72,870 – Manning Elliott LLP – Chartered Accountants
Soltera Mining Corp.	Form 10-K - 2014	Page 44

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Soltera's consolidated financial statements and are not reported in the preceding paragraph:

2014 - $nil – Manning Elliott LLP – Chartered Accountants
2013 - $nil – Manning Elliott LLP – Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014 - $nil – Manning Elliott LLP – Chartered Accountants
2013 - $nil – Manning Elliott LLP – Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014 - $nil – Manning Elliott LLP – Chartered Accountants
2013 - $nil – Manning Elliott LLP – Chartered Accountants

(6)   The percentage of hours expended on the principal accountant's engagement to audit Soltera's consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was nil %.

Item 15.          Exhibits, Financial Statements Schedules.

(a)                  Index to and Description of Exhibits.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Soltera's previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51841 and SEC File Number 333-131232.

Exhibit	Description	Status
3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera's Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera's Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera's Form 8-K filed on May 31, 2007 and incorporated herein by reference.	Filed
3.4	Articles of Incorporation of Incas (translated), filed as an Exhibit to Soltera's Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed
3.5	Licence of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
3.6	Articles of Incorporation of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed
Soltera Mining Corp.	Form 10-K - 2014	Page 45

3.7	Certificate of Amendment of Soltera Mining Corp. dated July 23, 2008, filed as an Exhibit to Soltera's Form 8-K filed on October 1, 2008, and incorporated herein by reference.	Filed
3.8	Act of Incorporation for Albanian Mines Company sh.a., filed as an Exhibit to Soltera's Form 8-K (Current Report) on October 23, 2008 and incorporated herein by reference.	Filed
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

Filed
10.9
Loan Agreement dated July 30, 2007 among Soltera Mining Corp., Incas Mineral, S.A., and Antonio Agustin Giulianotti, filed as an Exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.

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

Filed
Soltera Mining Corp.	Form 10-K - 2014	Page 46

10.14
Option Agreement dated March 21, 2007 among TNR Gold Corp., Antonio Agustin Giulianotti, and Fabio Montanari, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.

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

Filed
10.23
GTS Financing Agreement dated February 7, 2014 between Soltera Mining Corp. and GTS Gold Trading Services DMCC, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 14, 2014 and incorporated herein by reference.

Filed
10.24
Renegotiation Agreement dated February 20, 2014 between Antonio Augustin Giulianotti and Incas Mineral, S.A. , filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 14, 2014 and incorporated herein by reference.

Filed
14	Code of Ethics, filed as an Exhibit to Soltera's Form 10-QSB (Quarterly Report) on September 18, 2007 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Soltera's Form 10-K (Annual Report) on August 28, 2009 and incorporated herein by reference.	Filed
Soltera Mining Corp.	Form 10-K - 2014	Page 47

101 *
Financial statements from the annual report on Form 10-K of Soltera Mining Corp. for the fiscal year ended October 31, 2014, formatted in XBRL:  (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Change in Stockholders' Equity (deficit); and (v) the Notes to Consolidated Financial Statements.

Included
* In accordance with Rule 406T of Regulation S-T, the XBRL ("eXtensible Business Reporting Language") related information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

Dated:	August 12, 2015	By:	/s/ Fabio Montanari
			Name:	Fabio Montanari
			Title:	CEO and CFO
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Soltera Mining Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Fabio Montanari	Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Treasurer, Corporate Secretary, Principal Financial Officer, and Principal Accounting Officer	August 12, 2015
/s/ Alessandro Murroni	Member of the Board of Directors	August 12, 2015
/s/ Arnaldo Massini	Member of the Board of Directors	August 12, 2015

Soltera Mining Corp.	Form 10-K - 2014	Page 48