Form 10-Q
period 2015-07-31
Soltera Mining Corp.
filed 2015-08-31
CIK 1348610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number	000-51841

SOLTERA MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D579, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

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
[X] Yes   [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 28, 2015
common stock - $0.001 par value	98,167,597

Transitional Small Business Disclosure Format (Check one):     Yes [   ]   No [X]

2015 Form 10-Q – Q3	Soltera Mining Corp.	2

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

2015 Form 10-Q – Q3	Soltera Mining Corp.	3

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

SEC Administrative Proceeding - Delinquent Filings

On June 17, 2015 the SEC filed an order instituting administrative proceedings against Soltera for failing to file its periodic reports in a timely manner.  The SEC has filed a motion seeking the revocation of the registration with the SEC of Soltera's shares of common stock.  On August 17, 2015 Soltera filed a response to the SEC's motion objecting to the revocation of the registration of Soltera's common stock based on the fact that Soltera is no longer delinquent in the filing of its periodic reports with the SEC.  Soltera has also filed a motion to set the administrative proceeding to trial.  The SEC has an opportunity to file a reply to Soltera's response, but has not done so to date.

Item 1A.  Risk Factors.

Soltera is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

2015 Form 10-Q – Q3	Soltera Mining Corp.	4

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

Item 6.  Exhibits.

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Soltera's previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51841 and SEC File Number 333-131232.

Exhibit	Description	Status

3.1	Articles of Incorporation of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera's Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed

3.2	By-Laws of Atlin Mineral Exploration Corp., filed as an Exhibit to Soltera's Form SB-2 filed on January 24, 2006 and incorporated herein by reference.	Filed

3.3	Certificate of Amendment of Soltera Mining Corp. dated May 30, 2007, filed as an Exhibit to Soltera's Form 8-K filed on May 31, 2007 and incorporated herein by reference	Filed

3.4	Articles of Incorporation of Incas (translated), filed as an Exhibit to Soltera's Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed

3.5	Licence of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed

2015 Form 10-Q – Q3	Soltera Mining Corp.	5

Exhibit	Description	Status

3.6	Articles of Incorporation of Atzek Mineral SA de CV dated September 25, 2007, filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 10, 2008 and incorporated herein by reference.	Filed

3.7	Certificate of Amendment of Soltera Mining Corp. dated July 23, 2008, filed as an Exhibit to Soltera's Form 8-K filed on October 1, 2008, and incorporated herein by reference.	Filed

3.8	Act of Incorporation for Albanian Mines Company sh.a., filed as an Exhibit to Soltera's Form 8-K (Current Report) on October 23, 2008 and incorporated herein by reference.	Filed

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
Filed

10.6
First Option Agreement dated July 6, 2007 between Antonio Augustin Giulianotti and Incas Mineral, S.A., filed as an Exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.
Filed

10.7
Second Option Agreement dated July 6, 2007 between Manuel Bernal Mateo and Incas Mineral, S.A., filed as an Exhibit to Soltera's Form 8-K (Current Report) on August 2, 2007 and incorporated herein by reference.
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
Filed

2015 Form 10-Q – Q3	Soltera Mining Corp.	6

Exhibit	Description	Status

10.12	Bare Trust dated July 24, 2007, filed as an Exhibit to Soltera's Form 10-KSB (Annual Report) on February 21, 2008 and incorporated herein by reference.	Filed

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
Filed

10.24
Renegotiation Agreement dated February 20, 2014 between Antonio Augustin Giulianotti and Incas Mineral, S.A., filed as an Exhibit to Soltera's Form 8-K (Current Report) on March 13, 2014 and incorporated herein by reference.
Filed

2015 Form 10-Q – Q3	Soltera Mining Corp.	7

Exhibit	Description	Status

14	Code of Ethics, filed as an Exhibit to Soltera's Form 10-QSB (Quarterly Report) on September 18, 2007 and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

99.1	Disclosure Committee Charter, filed as an Exhibit to Soltera's Form 10-K (Annual Report) on August 28, 2009 and incorporated herein by reference.	Filed

2015 Form 10-Q – Q3	Soltera Mining Corp.	8

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Soltera Mining Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

SOLTERA MINING CORP.

Dated:	August 28, 2015	By:	FABIO MONTANARI
			Name:	Fabio Montanari
			Title:	CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)